Form 10-Q
period 1996-03-31
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1996-05-15
CIK 831612

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                         Commission file number 0-18382

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


          North Carolina                                56-1623861
          --------------                                ----------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


                                INTERSTATE TOWER
                                   SUITE 1500
                                 P. O. BOX 1012
                      CHARLOTTE, NORTH CAROLINA 28201-1012
                         (Address of executive offices)
                                   (Zip Code)

                                 (704)379-9164
              Registrant's telephone number, including area code:

                                 NOT APPLICABLE
            (Former Name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the foregoing filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
     508,594 Beneficial Unit Certificates outstanding as of April 30, 1996.

                    Page 1 of 9 sequentially numbered pages

               ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                            March 31,
                                                              1996              December 31,
                                                           (unaudited)              1995
                                                           -----------          ------------
ASSETS

  Cash and cash equivalents                                $   637,647          $   483,885
  Restricted cash and cash equivalents                         144,777              134,232
  Receivables, net of allowance                                133,972              296,517

  Rental property:
    Land                                                     4,759,041            4,759,041
    Buildings and Improvements                              19,212,524           19,212,524
                                                           -----------          -----------
                                                            23,971,565           23,971,565
    Less accumulated depreciation                           (4,115,587)          (3,964,123)
                                                           -----------          -----------
                                                            19,855,978           20,007,442
    Deferred loan costs, net of accumulated
      amortization of $195,769 and $169,510 at March 31,
      1996 and December 31, 1995, respectively                  28,252               47,923
    Other                                                       12,528                    0
                                                           -----------          -----------
                                                           $20,813,154          $20,969,999
                                                           ===========          ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

  Long-term debt                                           $14,551,632          $14,649,738
  Accounts payable and accrued expenses                        190,852              161,064
  Due to general partners and affiliates                       437,114              446,114
  Tenants' security deposits                                    58,940               60,754
                                                           -----------          -----------
                                                            15,238,538           15,317,670
  Partners' equity (deficit):
    General partners                                             5,203                5,344
    Limited Partners beneficial unit certificates,
    authorized 1,000,000 units, issued and outstanding
    508,594 and 508,594 units at March 31, 1996 and
    December 31, 1995, respectively                          5,569,413            5,646,985
                                                           -----------          -----------
                                                             5,574,616            5,652,329
                                                           -----------          -----------
                                                           $20,813,154          $20,969,999
                                                           ===========          ===========

    The accompanying notes are an integral part of the financial statements

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                           STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)


                                                Three Months       Three Months
                                                    Ended              Ended
                                                  March 31,          March 31,
                                                    1996               1995
                                                  --------           --------
Revenue:
  Rental Income                                   $715,719           $831,026
  Interest and other income                          8,333              7,020
                                                  --------           --------
                                                   724,052            838,046
Expenses:
  Interest                                         328,091            338,306
  Depreciation and amortization                    177,723            170,612
  Other operating expenses                         232,345            218,420
                                                  --------           --------
                                                   738,159            727,338
                                                  --------           --------
     NET INCOME (LOSS)                             (14,107)           110,708
                                                  ========           ========


Net income (loss) per Beneficial Unit Certifica     ($0.03)          $   0.22
                                                  ========           ========
Beneficial Unit Certificates
  Outstanding--weighted average                    508,594            508,594
                                                  ========           ========


    The accompanying notes are an integral part of the financial statements

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)

                                            General    Limited
                                            Partners   Partners      Total
                                            --------  ----------   ----------
Partners' equity (deficit) at
  December 31, 1994                         ($9,968)  $5,585,042   $5,575,074

Net income for the three months ended
   March 31, 1995                           $ 1,107   $  109,601   $  110,708
Distributions to partners                         0      (50,884)     (50,884)
                                            -------   ----------   ----------

PARTNERS' EQUITY (DEFICIT)  AT
  March 31, 1995                            ($8,861)  $5,643,759   $5,634,898
                                            =======   ==========   ==========


Partners' equity (deficit) at
  December 31, 1995                         $ 5,344   $5,646,985   $5,652,329

Net loss for the three months ended
   March 31, 1996                             ($141)    ($13,966)    ($14,107)
Distributions to partners                         0      (63,606)     (63,606)
                                            -------   ----------   ----------

PARTNERS' EQUITY (DEFICIT) AT
  March 31, 1996                            $ 5,203   $5,569,413   $5,574,616
                                            =======   ==========   ==========



    The accompanying notes are an integral part of the financial statements

          ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (unaudited)


                                                           Three Months Three Months
                                                               Ended        Ended
                                                             March  31,   March 31,
                                                                1996         1995
                                                             ---------    ---------
OPERATING ACTIVITIES

Net income (loss)                                             ($14,107)   $ 110,708
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                                  177,723      170,612
Decrease in rents receivable, net                              162,545      113,112
Decrease in amounts due to General Partners and Affiliates      (9,000)      (9,001)
Increase in accounts payable and accrued expenses               29,788       33,195
Increase (Decrease) in tenant's security deposits               (1,814)         971
Increase in other assets                                       (12,528)      (9,439)
                                                             ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                  332,607      410,158
                                                             ---------    ---------

INVESTING ACTIVITIES
Increase in building improvements                                    0      (26,934)
                                                             ---------    ---------
    NET CASH USED BY INVESTING ACTIVITIES                            0      (26,934)
                                                             ---------    ---------

FINANCING ACTIVITIES
Increase in deferred building and loan costs                    (6,588)      (2,747)
Mortgage principal reduction                                   (98,106)     (89,317)
Distributions to Limited Partners                              (63,606)     (50,884)
Increase in restricted cash and cash equivalents               (10,545)     (58,596)
                                                             ---------    ---------
    NET CASH USED BY FINANCING ACTIVITIES                     (178,845)    (201,544)
                                                             ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS CASH                     153,762      181,680
AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    483,885      303,738
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 637,647    $ 485,418
                                                             =========    =========



    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

ORGANIZATION

Atlantic Income Properties Limited Partnership (the "Partnership") was formed on March 30, 1988 for the purpose of developing, leasing and investing in commercial real estate properties located primarily in the southeastern United States. ISC Realty Corporation and Chadsford Associates II are the general partners and Atlantic Income, Inc., is the initial limited partner. The Partnership will be terminated upon the occurrence of certain events as defined in the Partnership's limited partnership agreement but, in any event, on December 31, 2028.

A public offering of Beneficial Unit Certificates (BUC's) became effective on June 16, 1988 and terminated on February 7, 1990. Public investors subscribed for $10,174,012 of the BUC's. The initial admission of investors to the Partnership occurred on August 1, 1988. Investors were admitted to the Partnership monthly on the first day of the month their subscription funds were received.

The Partnership incurred costs in connection with the offering, registration and sale of the BUC's of $1,294,817. These costs have been charged against partners' capital as a reduction of the proceeds from the sale of the BUC's.

ADDITIONS TO RENTAL PROPERTY

The Partnership completed the acquisition of the final property in September 1989 and currently owns five properties consisting of: Southwest Plaza, Roanoke, Virginia; Lincoln Center, Lincolnton, North Carolina; Sangaree Plaza, Berkeley County, South Carolina; Rosewood Shopping Center, Columbia, South Carolina; and West Ridge Plaza, Bristol, Tennessee.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

           ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

The Registrant paid a distribution on April 15, 1996 for the quarter ended March 31, 1996 at an annualized rate of two and one-half percent. The Registrant intends to continue the quarterly distribution at this rate in 1996.

As of March 31, 1996, the Registrant had cash and cash equivalents of $637,647. The Registrant also held restricted cash and cash equivalents of $144,777 which includes property tax escrows and tenant security deposits at March 31, 1996.

The Registrant is holding these cash reserves for anticipated tenant expansion costs and other necessary capital improvements.

RESULTS OF OPERATIONS.

The Partnership recorded a net loss for the three months ended March 31, 1996 of $14,107 as compared to $110,708 in 1995. The change is due to the following factors:

Rental income decreased approximately $115,307 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 as a result of annual CAM, Tax and Insurance reimbursements of approximately $153,200 which were accrued in the fourth quarter of 1995. Higher rental revenue at Lincoln and Rosewood partially offset this decrease.

Operating expenses for the three months ended March 31, 1996 increased compared to the same period in 1995 by $13,925 or 6.4%. The increase was the result of higher common area maintenance expense resulting from several one time charges to improve the appearance of the common areas and increased snow removal costs.

Interest expense decreased from $338,306 for the three months March 31, 1995 to $328,091 for the three months ended March 31, 1996 due to an increased portion of payments attributable to principal rather than interest.

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                          PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 1996, the general partners solicited the BUC holders for their approval to engage an investment property broker and approve a minimum sale price for the Partnership's assets. Brokers affiliated with Lat Purser & Associates were selected to market the properties for sale at a minimum price. This selection was approved by over 89% of the responding BUC holders. Accordingly, the properties are currently being marketed for sale.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the three months ended March 31, 1996.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ATLANTIC INCOME PROPERTIES
                             A NORTH CAROLINA LIMITED PARTNERSHIP
                             (REGISTRANT)



                             BY: /S/ J. CHRISTOPHER BOONE
                                 -------------------------------------------
                                 J. CHRISTOPHER BOONE
                                 ISC REALTY CORPORATION,
                                 GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                 OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                 REGISTRANT


DATE: MAY 10, 1996
      --------------------------