Form 10-Q
period 1996-06-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1996-08-13
CIK 831612

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from           to
                                              ---------    ---------

                         Commission file number 0-18382
                                                -------

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


           North Carolina                                 56-1623861
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                                INTERSTATE TOWER
                                   SUITE 1500
                                 P. O. BOX 1012
                      CHARLOTTE, NORTH CAROLINA 28201-1012
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704)379-9164
              ---------------------------------------------------
              Registrant's telephone number, including area code:

                                 NOT APPLICABLE
            ----------------------------------------------------
            (Former Name, former address and former fiscal year,
                        if changed since last report)

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

508,844 Beneficial Unit Certificates outstanding as of August 8, 1996.

                    Page 1 of 10 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                  June 30,      December 31,
                                                    1996            1995
                                                -----------     ------------
                                                (unaudited)
ASSETS
 Cash and cash equivalents                      $   555,634     $   483,885
 Restricted cash and cash equivalents               214,591         134,232
 Receivables, net of allowance                       44,323         296,517

 Rental property:
   Land                                           4,759,041       4,759,041
   Buildings and Improvements                    19,407,384      19,212,524
                                                -----------     -----------
                                                 24,166,425      23,971,565
   Less accumulated depreciation                 (4,286,298)     (3,964,123)
                                                -----------     -----------
                                                 19,880,127      20,007,442
   Deferred loan costs, net of accumulated
     amortization of $203,243 and $169,510 at
     June 30, 1996 and December 31, 1995,
     respectively                                    33,380          47,923
   Other                                             18,070               0
                                                -----------     -----------
                                                $20,746,125     $20,969,999
                                                ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
 Long-term debt                                 $14,452,480     $14,649,738
 Accounts payable and accrued expenses              308,873         161,064
 Due to general partners and affiliates             428,114         446,114
 Tenants' security deposits                          57,583          60,754
                                                -----------     -----------
                                                 15,247,050      15,317,670

 Partners' equity:
   General partners                                   5,136           5,344
   Limited Partners beneficial unit
     certificates, authorized 1,000,000 units,
     issued and outstanding 508,844 and
     508,844 units at June 30, 1996 and
     December 31, 1995, respectively              5,493,939       5,646,985
                                                -----------     -----------
                                                  5,499,075       5,652,329
                                                -----------     -----------
                                                $20,746,125     $20,969,999
                                                ===========     ===========

   The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Operations (unaudited)


                                  Three Months    Three Months    Six Months    Six Months
                                     Ended           Ended           Ended         Ended
                                    June 30,        June 30,       June 30,      June 30,
                                      1996            1995           1996          1995
                                  ------------     -----------     ----------    ---------
Revenue:
  Rental Income                      $689,017        $740,364     $1,429,381    $1,571,390
  Interest and other income            12,971          11,025         22,023        18,045
                                     --------        --------     ----------    ----------
                                      701,988         751,389      1,451,404     1,589,435
Expenses:
  Interest                            327,087         338,039        655,178       683,306
  Depreciation and amortization       178,185         168,619        355,908       339,231
  Other operating expenses            228,736         194,877        461,081       413,297
                                     --------        --------     ----------    ----------
                                      734,008         701,535      1,472,167     1,435,834
                                     --------        --------     ----------    ----------
     NET INCOME (LOSS)               ($32,020)        $49,854       ($20,763)     $153,601
                                     ========        ========     ==========    ==========

Net income (loss) per Beneficial
  Unit Certificate                     ($0.06)          $0.10         ($0.04)        $0.30
                                     ========        ========     ==========    ==========

Beneficial Unit Certificates
  Outstanding--weighted average       508,844         508,844        508,844       508,844
                                     ========        ========     ==========    ==========


   The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   Statements of Partners' Equity (unaudited)
                For the Six Months Ended June 30, 1995 and 1996


                                                 General         Limited
                                                 Partners        Partners          Total
                                                 --------        --------          -----
Partners' equity at December 31, 1994             $ 9,968       $5,585,042       $5,575,074

Net income for the six months ended
   June 30, 1995                                   (1,536)         152,065          153,601
Distributions to partners                               0         (101,768)        (101,768)
                                                  -------       ----------       ----------

PARTNERS' EQUITY  AT JUNE 30, 1995                $ 8,432       $5,635,339       $5,626,907
                                                  =======       ==========       ==========




Partners' equity at December 31, 1995             $ 5,344       $5,646,985       $5,652,329

Net loss for the six months ended
   June 30, 1996                                     (208)         (20,555)         (20,763)
Distributions to partners                               0         (132,491)        (132,491)
                                                  -------       ----------       ----------

PARTNERS' EQUITY AT JUNE 30, 1996                 $ 5,136       $5,493,939       $5,499,075
                                                  =======       ==========       ==========


   The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Cash Flows (unaudited)

                                                                    Six Months       Six Months
                                                                      Ended            Ended
                                                                     June 30,         June 30,
                                                                       1996             1995
                                                                     --------         --------

OPERATING ACTIVITIES
Net income                                                           ($20,763)        $153,601
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                                         355,908          339,231
Decrease in rents receivable, net                                     252,194          111,456
Decrease in amounts due to General Partners and Affiliates            (18,000)         (18,000)
Increase (Decrease) in accounts payable and accrued expenses          147,809           98,063
Increase in restricted cash and cash equivalents                      (80,359)        (101,287)
Increase in other assets                                              (21,240)         (18,188)
                                                                     --------         --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         615,549          564,876
                                                                     --------         --------

INVESTING ACTIVITIES
Improvements to rental properties                                    (214,052)         (67,320)
                                                                     --------         --------
    NET CASH USED BY INVESTING ACTIVITIES                            (214,052)         (67,320)
                                                                     --------         --------

FINANCING ACTIVITIES
Increase in deferred building and loan costs                                0           (2,097)
Mortgage principal reduction                                         (197,257)        (183,577)
Distributions to Limited Partners                                    (132,491)        (101,768)
                                                                     --------         --------
    NET CASH USED BY FINANCING ACTIVITIES                            (329,748)        (287,442)
                                                                     --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       71,749          210,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      483,885          483,885
                                                                     --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $555,634         $693,999
                                                                     ========         ========

   The accompanying notes are an integral part of the financial statements

               ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1996

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Atlantic Income Properties Limited Partnership (the Partnership) was formed on March 30, 1988 for the purpose of developing, leasing and investing in commercial real estate properties located primarily in the southeastern United States. ISC Realty Corporation and Chadsford Associates II are the general partners and Atlantic Income, Inc., is the initial limited partner. The Partnership will be terminated upon the occurrence of certain events as defined in the Partnership's limited partnership agreement but, in any event, on December 31, 2028.

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

All profits, gains and losses of the Partnership are allocated among the general and limited partners in accordance with the Partnership agreement.

3.  RELATED PARTY TRANSACTIONS

The Partnership incurs certain costs and expenses related to services provided by its general partners and their affiliates. These costs and expenses are as follows for the six months ended June 30, 1996 and 1995:


                                               1996         1995
                                              -------      -------
          Property/asset management fees      $93,231      $96,391
          Leasing commissions                 $30,628      $16,511

               ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

          ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

The Registrant paid a distribution on July 15, 1996 for the quarter ended June 30, 1996 at an annualized rate of 2.5%. The total distribution was $63,605. Management anticipates that quarterly distributions will be maintained at this level.

At June 30, 1996, the Registrant held $555,634 as operating cash. These funds will continue to be distributed to the limited partners at the rate discussed above and will also be maintained for any necessary capital expenditures.

RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO
THE SIX MONTHS ENDED JUNE 30, 1995

The Partnership reported a net loss for the six months ended June 30, 1996 of $20,763 as compared to net income in the same period of 1995 of $153,601. The decrease is due to the following:

Rental income decreased from $1,571,390 for the six months ended June 30, 1995 to $1,429,381 for the six months ended June 30, 1996 as a result of 1994 expense reimbursements received in the first quarter of 1995.

Interest and other income increased from $18,045 to $22,023 for the six months ended June 30, 1995 and June 30, 1996, respectively, as a result of greater cash reserves earning income in 1996.

Other operating expenses increased from $413,297 for the six months ended June 30, 1995 to $461,081 for the six months ended June 30, 1996. The increase results primarily from an increase in common area maintenance expense and an increase in building repairs expense. Paving repairs and landscaping at Westridge and Lincoln contributed to the increase as well as snow removal costs at Westridge and Southwest.

THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

The Partnership reported a net loss of $32,020 for the three months ended June 30, 1996 as compared to net income of $49,854 for the same period in 1995.

Rental income decreased $51,000 for the three month period ended June 30, 1996 as compared to the same period in 1995 due to higher vacancy at Westridge and Southwest.

Operating expenses increased from $194,877 for the three months ended June 30, 1995 to $228,736 for the same period in 1996. The increase results from an increase in common area maintenance and building repairs expense as explained above.

                         PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for vote during the quarter covered by this report.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Financial Data Schedules

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the six months ended June 30, 1996.

               ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ATLANTIC INCOME PROPERTIES
                                        LIMITED PARTNERSHIP

                                         By:  ISC Realty Corporation,
                                              General Partner and
                                              Principal Financial Officer
                                              of the Registrant




Date: August 13, 1996                    By: /s/ J. Christopher Boone
      ------------------------               --------------------------------
                                             J. Christopher Boone,
                                             President