Form 10-Q
period 1996-09-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1996-11-14
CIK 831612

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                INTERSTATE TOWER
                                   SUITE 1500
                                 P. O. BOX 1012
                      CHARLOTTE, NORTH CAROLINA 28201-1012
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

508,844 Beneficial Unit Certificates outstanding as of November 8, 1996.




                    Page 1 of 11 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                                 Balance Sheets



                                                               September 30,
                                                                   1996            December 31,
                                                                (unaudited)            1995
                                                                -----------        ------------
ASSETS
   Cash and cash equivalents                                    $   473,410        $   483,885
   Restricted cash and cash equivalents                             262,539            134,232
   Receivables, net of allowance                                     11,352            296,517

Rental property:
   Land                                                           4,759,041          4,759,041
   Buildings and Improvements                                    19,547,106         19,212,524
                                                                -----------        -----------
                                                                 24,306,147         23,971,565
Less accumulated depreciation                                    (4,462,298)        (3,964,123)
                                                                -----------        -----------
                                                                 19,843,849         20,007,442
Deferred loan costs, net of accumulated
   amortization of $75,142 and $169,510 at
   September 30, 1996 and December 31, 1995, respectively            26,348             47,923
   Other Assets                                                      30,684                  0
                                                                -----------        -----------
                                                                $20,648,182        $20,969,999
                                                                ===========        ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT):
   Long-term debt                                               $14,351,879        $14,649,738
   Accounts payable and accrued expenses                            398,922            161,064
   Due to general partners and affiliates                           419,113            446,114
   Tenants' security deposits                                        57,883             60,754
                                                                -----------        -----------
                                                                 15,227,797         15,317,670
Partners' equity (deficit):
General partners                                                      4,986              5,344
Limited partners beneficial unit
 certificates, authorized 1,000,000
 units, issued and outstanding 508,594
 and 508,594 units at September 30, 1996
 and December 31, 1995, respectively                              5,415,399          5,646,985
                                                                -----------        -----------
                                                                  5,420,385          5,652,329
                                                                -----------        -----------
                                                                $20,648,182        $20,969,999
                                                                ===========        ===========

       See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Operations (unaudited)


                                 Three Months    Three Months    Nine Months     Nine Months
                                    Ended           Ended           Ended           Ended
                                 September 30,   September 30,   September 30,   September 30,
                                     1996            1995            1996            1995
                                 -------------   -------------   -------------   -------------
Revenue:
  Rental Income                    $713,286        $695,472      $2,142,667      $2,266,862
  Interest and other income           8,022          10,879          30,045          28,924
                                   --------        --------      ----------      ----------
                                    721,308         706,351       2,172,712       2,295,786
Expenses:
  Interest expense                  325,135         333,785         980,313       1,017,091
  Depreciation and amortization     183,032         162,953         538,940         506,947
  Other operating expenses          228,226         189,238         689,307         597,772
                                   --------        --------      ----------      ----------
                                    736,393         685,976       2,208,560       2,121,810
                                   --------        --------      ----------      ----------
     NET INCOME (LOSS)             $(15,085)       $ 20,375      $  (35,848)     $  173,976
                                   ========        ========      ==========      ==========


Net income (loss) per Beneficial
  Unit Certificate                 $  (0.03)       $   0.04      $    (0.07)     $     0.34
                                   ========        ========      ==========      ==========
Beneficial Unit Certificates
  Outstanding--weighted average     508,594         508,594         508,594         508,594
                                   ========        ========      ==========      ==========





       See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

              Statements of Partners' Equity (Deficit) (unaudited)
             For the Nine Months Ended September 30, 1995 and 1996



                                                               General        Limited
                                                               Partners       Partners         Total
                                                               --------       --------         -----
Partners' equity (deficit) at December 31, 1994                $(9,968)    $5,585,042       $5,575,074

Net income for the Nine Months ended September 30, 1995          1,740        172,236          173,976
Distributions to partners                                            0       (165,373)        (165,373)
                                                               -------     ----------       ----------
Partners' equity (deficit) at September 30, 1995               $(8,228)    $5,591,905       $5,583,677
                                                               =======     ==========       ==========




Partners' equity (deficit) at December 31, 1995                $ 5,344     $5,646,985       $5,652,329

Net income for the Nine Months ended September 30, 1996           (358)       (35,490)         (35,848)
Distributions to partners                                            0       (196,096)        (196,096)
                                                               -------     ----------       ----------

Partners' equity (deficit) at September 30, 1996               $ 4,986     $5,415,399       $5,420,385
                                                               =======     ==========       ==========


        See the attched notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Nine Months      Nine Months
                                                    Ended             Ended
                                                 September 30,    September 30,
                                                     1996             1995
                                                 -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                $ (35,848)         $ 173,976
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and Amortization                    538,940            506,948
  Decrease in rents receivable, net                285,165            150,677
  Decrease in amounts due to
    General Partners and Affiliates                (27,001)           (27,001)
  Increase in accounts payable and
    accrued expenses                               237,858            150,989
  Increase (Decrease) in tenant's
    security deposits                               (2,871)            (2,794)
  Increase in restricted cash and
    cash equivalents                              (128,307)          (169,780)
  Other                                            (30,684)            (7,283)
                                                 ---------          ---------
    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                   837,252            775,732

INVESTING ACTIVITIES
Additions to rental properties                    (353,773)           (82,355)
                                                 ---------          ---------
    NET CASH USED BY INVESTING
      ACTIVITIES                                  (353,773)           (82,355)

FINANCING ACTIVITIES
Increase in deferred loan costs, net                     0             (1,623)
Mortgage principal reduction                      (297,859)          (272,361)
Distributions to Limited Partners                 (196,096)          (165,373)
                                                 ---------          ---------
    NET CASH USED BY FINANCING
      ACTIVITIES                                  (493,955)          (439,357)
                                                 ---------          ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (10,476)           254,020

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              483,885            303,738
                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $ 473,409          $ 557,758
                                                 =========          =========



        See the attached notes to the consolidated financial statements

               ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Atlantic Income Properties Limited Partnership (the Partnership) was formed on March 30, 1988, for the purpose of developing, leasing and investing in commercial real estate properties located primarily in the southeastern United States. ISC Realty Corporation and Chadsford Associates II are the general partners and Atlantic Income, Inc., is the initial limited partner. The Partnership will be terminated upon the occurrence of certain events as defined in the Partnership's limited partnership agreement but, in any event, on December 31, 2028.

A public offering of Beneficial Unit Certificates (BUC's) became effective on June 16, 1988, and terminated on February 7, 1990. Public investors subscribed for $10,174,012 of the BUC's. The initial admission of investors to the Partnership occurred on August 1, 1988. Investors were admitted to the Partnership monthly on the first day of the month their subscription funds were received.

The Partnership incurred costs in connection with the offering, registration and sale of the BUC's of $1,294,817. These costs have been charged against partners' capital as a reduction of the proceeds from the sale of the BUC's.

The Partnership completed the acquisition of the final property in September, 1989, and currently owns five properties consisting of: Southwest Plaza, Roanoke, Virginia; Lincoln Center, Lincolnton, North Carolina; Sangaree Plaza, Berkeley County, South Carolina; Rosewood Shopping Center, Columbia, South Carolina; and West Ridge Plaza, Bristol, Tennessee.

All profits, gains and losses of the Partnership are allocated among the general and limited partners in accordance with the Partnership agreement.

3.  RELATED PARTY TRANSACTIONS

The Partnership incurs certain costs and expenses related to services provided by its general partners and their affiliates. These costs and expenses are as follows for the nine months ended September 30, 1996, and 1995:


                                                 1996        1995
                                               --------    --------
Property/asset management fees                 $134,484    $136,436
Leasing commissions                            $ 54,234    $ 22,659



               ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

The Registrant paid a distribution on October 15, 1996 for the quarter ended September 30, 1996, at an annualized rate of 2.5%. The total distribution was $63,606. Management anticipates that quarterly distributions will be maintained at this level.

At September 30, 1996, the Registrant held $473,410 as operating cash. These funds will continue to be distributed to the limited partners at the rate discussed above and will also be maintained for any necessary capital expenditures.

Restricted cash increased from $134,232 at December 31, 1995, to $262,539 at September 30, 1996, due to funds escrowed for property taxes. Likewise, accounts payable and accrued expenses increased over the same period due largely to the property tax accrual. Receivables, net of allowance, decreased from $296,517 to $11,352 in the nine month period ended September 30, 1996, due primarily to the collection of tenant pass-through charges in the first quarter of 1996.

As of September 30, 1996, construction at Southwest Plaza was underway in conjunction with the expansion and upfit of Revco and Member One. It is estimated that this construction will be completed by April 1997, at a total cost of approximately $650,000. As of September 30, 1996, approximately $130,000 of this cost had been incurred. Management believes that the cost of this construction will be covered entirely from existing cash balances and operating cash flow from the properties. Management does not anticipate the need to borrow funds for this construction, nor does management believe the dividend will be reduced or suspended.

RESULTS OF OPERATIONS.

NINE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The Partnership reported a net loss for the nine months ended September 30, 1996, of $35,848 as compared to net income in the same period of 1995 of $173,976. The decrease is due to the following:

Rental income decreased from $2,266,862 for the nine months ended September 30, 1995, to $2,142,667 for the nine months ended September 30, 1996, as a result of expense reimbursements received in the first quarter of 1995 but not 1996, as well as lower percentage rent at Westridge in 1996.

Interest and other income increased from $28,924 to $30,045 for the nine months ended September 30, 1995, and September 30, 1996, respectively, as a result of greater cash reserves earning income in 1996.

Other operating expenses increased from $597,772 for the nine months ended September 30, 1995, to $689,307 for the nine months ended September 30, 1996. The increase results primarily from an increase in common area maintenance expense and an increase in building repairs expense. Paving repairs and landscaping at Westridge and Lincoln contributed to the increase as well as snow removal costs at Westridge and Southwest. In addition, lease commissions increased in conjunction with the Revco expansion at Southwest.

THREE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

The Partnership reported a net loss of $15,085 for the three months ended September 30, 1996, as compared to net income of $20,375 for the same period in 1995.

Rental income increased $17,814 for the three month's period ended September 30, 1996, as compared to the same period in 1995 due to continued high occupancy and normal rent escalations at the properties.

Operating expenses increased from $189,238 for the three months ended September 30, 1995, to $228,226 for the same period in 1996. The increase results primarily from an increase in lease commission expense as explained above.

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

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         27  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the nine months ended September 30, 1996.

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


                                        ATLANTIC INCOME PROPERTIES
                                        LIMITED PARTNERSHIP


                                        By:  ISC Realty Corporation,
                                             General Partner and
                                             Principal Financial Officer
                                             of the Registrant




Date:  Novenber 14, 1996                By:  /s/  J. Christopher Boone
                                             --------------------------------
                                             J. Christopher Boone,
                                             President