Form 10-K405
period 1996-12-31
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-03-31
CIK 831612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required, Effective October 7, 1996] For the fiscal year ended December 31, 1996
                                   -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the transition period from                  to
                                        ----------------    -----------------

         Commission file number 0-18382
                                -------


                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             North Carolina                              56-1623861
         (State of organization)            (I.R.S. Employer Identification No.)

            121 W. Trade St.
        Charlotte, North Carolina                           28202
(Address of principal executive offices)                 (Zip Code)

                                 Not Applicable
               (Former name, former address and fiscal year ended,
                         if changed since last report)

Registrant's telephone number, including area code:   (704) 379-9164
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
   Beneficial Unit Certificates


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X    No
                                     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405) Not applicable as all securities are non-voting.

Indicate the number of each of the issuer's classes of common stock as of the latest practicable date 508,594 Beneficial Unit Certificates outstanding as of March 10, 1997

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 16 sequentially numbered pages

                                     PART I
ITEM 1 - BUSINESS

         Atlantic Income Properties (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized as of March 30, 1988. The General Partners of the Registrant are ISC Realty Corporation ("ISCR"), a North Carolina corporation and a wholly-owned subsidiary of Interstate/Johnson Lane, Inc., and Chadsford Associates II ("Chadsford"), a North Carolina general partnership whose partners are Lat W. Purser, III and Lat Purser & Associates, Inc. ("LPA"). ISCR and Chadsford shall hereinafter be collectively referred to as the "General Partners". The Initial Limited Partner of the Registrant is Atlantic Income, Inc., a North Carolina corporation.

         The Registrant's principal investment objectives are to own, hold, operate, lease, sell, and otherwise deal in commercial real estate properties (the "Properties") which offer the potential for (1) preservation and protection of capital invested in the Registrant, (2) cash distributions from operations of the Properties, (3) long term appreciation in value of the Properties, and (4) protection for investors against inflation. As of December 31, 1996, the offering proceeds and cash flow from operations have been used to: (i) acquire and maintain Southwest Plaza in Roanoke, Virginia; Lincoln Center in Lincolnton, North Carolina; Sangaree Plaza in Berkeley County, South Carolina; Rosewood Shopping Center in Columbia, South Carolina; and West Ridge Plaza in Bristol, Tennessee; (ii) make distributions to investors; and (iii) invest in short-term investments.

         It is intended that the Registrant be self-liquidating and accordingly, the net proceeds of any sale of any Property will be distributed to the Investors.

         The Registrant terminated its Offering of beneficial unit certificates effective on February 7, 1990, with the total number of BUCs subscribed being 508,594. Total gross proceeds from the offering were $10,174,012 and total net proceeds to the Registrant equaled $8,880,362 after deducting organization and offering expenses of $1,293,650.

         The real estate business is highly competitive, and the Partnership competes with numerous established companies, real estate investment trusts and other limited partnerships, some of which have greater assets than the Partnership, and broader experience than the General Partners. Some of the competitive factors which the Partnership may encounter from time to time include a rising level of vacancies due to changes in supply or demand of competing properties in an area, such as excess supply resulting from competitive overbuilding and a decrease in rental rates due to an economic slowdown.

         The General Partners or their affiliates currently serve as a general partner in 19 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners now contemplate the acquisition of any additional properties due to all public funds being fully invested. However, it is likely that the General Partners or their affiliates will sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         The General Partners intend to devote only such time to the business of the Registrant as in their judgment is reasonably required. The General Partners are engaged in other similar activities which also require their time and attention.

         As of December 31, 1996, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners performed services for the Registrant during such time.

ITEM 2 - PROPERTIES

         (a) Southwest Plaza

         Southwest Plaza Shopping Center is an 87,834 square-foot shopping center situated on approximately 7.58 acres of land in Roanoke, Virginia. Southwest Plaza is anchored by a 30,450 square-foot Harris-Teeter Supermarket and a 7,000 square-foot Revco drug store. In addition, a 3,250 square-foot Firestone Tire Center and Car Maintenance Shop is located on a 0.487 acre tract of land separate from the Southwest Plaza Shopping Center but also owned by the Registrant. As of March 10, 1997, the center was 95% occupied. Five leases totaling 8,790 square feet will expire by December 31, 1997.

         The original $3,700,000 loan from Prudential Insurance Company of America, secured by the center, had a five year-term, an interest rate of 9.75%. and expired on September 15, 1993. An extension of the Southwest Loan was then granted by the lender for a period of 36 months from April 15, 1994. As of March 10, 1997, the Registrant was negotiating an extension of this loan. Terms include monthly principal and interest payments of $36,200 based upon an approximately 14 year amortization and an interest rate of 8.4%. The balance of the mortgage at December 31, 1996 was $3,206,993. At the closing, the Partnership executed and delivered to the lender an agreement cross-collateralizing and cross-defaulting the Southwest Plaza and Lincoln Center loans.

         (b) Lincoln Center

         Lincoln Center, located in Lincolnton, North Carolina, is a 255,468 square-foot shopping center completed in March of 1989. The center includes a 44,454 square-foot Belk Department Store and a 132,200 square-foot Wal-Mart Discount Store, neither of which are owned by the Registrant. Wal-Mart originally occupied 65,390 square feet and expanded to 132,200 square feet in the second half of 1995. The remaining 78,770 square feet owned by the Registrant is anchored by a 33,302 square-foot Bi-Lo Supermarket, an 8,450 square-foot Revco Drug Store, and a 6,000 square-foot Cato clothing store. As of March 10, 1997, occupancy at the Registrant's portion of the center was 98%. There are no leases scheduled to terminate before December 31, 1997.

         The $3,000,000 loan from the Prudential Insurance Company of America, secured by the center, expired April 15, 1994. The Registrant was granted a 36 month extension of the loan until April 15, 1997. As of March 10, 1997, the Registrant was negotiating an extension of this loan.

Monthly principal and interest payments increased to $29,800 based on an approximately 14 year amortization with an interest rate of 8.4%. At the closing, the Partnership executed and delivered to the lender an agreement cross-collateralizing and cross-defaulting the Lincoln Center and Southwest Plaza Shopping Center loans. The balance of the mortgage at December 31, 1996, was $2,610,589.

         (c)  Sangaree Plaza

         Sangaree Plaza, a 58,948 square-foot shopping center located in Berkeley County, South Carolina, is anchored by a 37,369 square-foot Bi-Lo Supermarket and an 8,450 square-foot Revco Drug Store. The remaining spaces are leased to local and regional tenants. The property was 97% leased as of March 10, 1997. There is one lease of 2,000 square feet expiring prior to December 31, 1997.

         Sangaree Plaza was acquired subject to a permanent mortgage loan from Southern Farm Bureau Life Insurance Company with an original principal balance of $1,750,000. A new loan which added $1,200,000 to the loan balance was granted in conjunction with the Bi-Lo expansion and closed May 11, 1993. Loan terms are a 9 1/8% interest rate, 25 year amortization and a five year term. The balance of the mortgage at December 31, 1996, was $2,727,352.

         (d)  Rosewood Shopping Center

         Rosewood Shopping Center, a 55,087 square-foot shopping center located in Columbia, South Carolina, is anchored by three major tenants: Rite Aid, Advance Auto, and First Citizen's Bank and Trust Company. The anchor tenants occupy a total of 14,600 square feet, or 25% of the net leasable area. Rite Aid vacated its space in 1996 and moved to a free-standing location, however, they have remained current on their lease payments and are obligated to do so until November 10, 2000. As of March 10, 1997, the center was 97% occupied. Three leases representing 4,600 square feet will expire by December 31, 1997.

         Rosewood is owned subject to a $1,500,000 permanent mortgage loan from the Independent Life and Accident Insurance Company. The loan bears interest at an annual rate of 9 7/8% and has a term of 27 years. The note is being repaid in equal monthly payments of principal and interest of $13,499 amortized over the remaining term of the loan ending October, 2016. The balance of the mortgage at December 31, 1996, was $1,404,354.

         (e)  West Ridge Plaza

         West Ridge, a 140,985 square-foot shopping center situated on 14.372 acres of land in Bristol, Tennessee, is anchored by Wal-Mart, Food Lion, and Revco, which occupy 79,900 square feet, 27,885 square feet, and 10,500 square feet, respectively. In the aggregate, these tenants occupy 118,285 square feet or 83.9% of the center's net leasable space. As of March 10, 1997, the center was 98% leased and occupied. No leases are scheduled to expire prior to December 31, 1997.

         West Ridge Plaza was purchased subject to revenue bonds and was refinanced in 1990. On January 5, 1990, the Registrant combined the net proceeds of a $4,500,000 loan received from Provident National Assurance Company ("Provident") with Offering proceeds and deposited $5,750,650 in cash and government securities with the Trustee of the Bonds, thereby causing the Bonds to be deemed paid. Provident received a first lien Deed of Trust encumbering West Ridge Plaza in consideration of making said loan. The Provident loan bears interest at 9.6% per annum and had a term of five years which expired January 1, 1995. The lender granted two forbearance periods for a period of one year each, the latest of which expired January 1, 1997. The lender has continued to accept the normal monthly payment of principal and interest in the amount of $38,658. The General Partners are optimistic that the lender will extend the maturity of the note. The balance of the mortgage at December 31, 1996, was $4,301,417.

ITEM 3 - LEGAL PROCEEDINGS

         In February, 1997, the Partnership filed a Complaint in the Court of Common Pleas, State of South Carolina, County of Greenville, against Moovies of the Carolinas, Inc. and John L. Taylor. The Partnership seeks a judgment in excess of $20,000 for Breach of Lease Agreement, Conversion, Trespass, and Breach of Guarantee. Additionally, the Partnership seeks an award of punitive damages for Moovies' intentional conversion of the Partnership's personal property and intentional trespass and damage to the Partnership's real property. Additionally, the Partnership seeks trebled damages for Unfair and Deceptive Trade Practices. Finally, the Partnership seeks that the costs of this action, including the Partnership's attorney fees, be taxed to Moovies and Mr. Taylor. The lawsuit is in the preliminary discovery stage. Neither Moovies nor Mr. Taylor have asserted any claims against the Partnership and the Partnership believes that its claims against Moovies and Mr. Taylor have merit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In December 1995, the limited partners were asked to approve the sale of the properties at a minimum sales price of $22.5 million and to select a real estate brokerage firm to be responsible for marketing the portfolio. The sale of the portfolio at the minimum sales price was approved by the limited partners and Lat Purser & Associates, Inc. was selected as the real estate broker responsible for marketing the properties. The exclusive brokerage arrangement with Lat Purser & Associates expired on September 30, 1996.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED
         SECURITIES HOLDER MATTERS

         Transfer of the Registrant's Beneficial Unit Certificates ("BUCs") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the BUCs and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of BUCs since the effective date of the Offering. As of March 10, 1997, 638 investors were record owners of 508,594 BUCs.

         During the year ended December 31, 1996, the Registrant made four distributions totaling $259,702 to investors, representing a portion of net cash flow generated from operations during the fiscal year ended December 31, 1996.

         For the year ended December 31, 1995, the Registrant made four distributions totaling $228,976 to investors, representing a portion of net cash flow generated from operations during the fiscal year ended December 31, 1995.

         During the year ended December 31, 1994, the Registrant made distributions totaling $203,537 to investors, representing a portion of net cash flow generated from operations during the fiscal year ended December 31, 1994.


ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

                                        Year              Year               Year               Year               Year
                                       Ended              Ended             Ended              Ended              Ended
                                       Dec 31            Dec 31             Dec 31             Dec 31             Dec 31
                                        1996              1995               1994               1993               1992
                                        ----              ----               ----               ----               ----
Operating Revenues                    $3,149,348         $3,192,868        $2,995,059         $2,845,961         $2,641,290

Net Income (Loss)                        134,508            306,231            25,986           (260,715)          (441,791)

Net Inc (Loss)/BUC                          0.25               0.57              0.05              (0.51)             (0.86)

Total Assets                          20,573,937         20,969,999        21,203,555         21,752,837         20,898,713

Long-Term Debt                        14,250,705         14,649,738        15,016,682         15,333,111         14,225,656

Partners' Equity                       5,527,135          5,652,329         5,575,074          5,752,625          6,216,876

Distributions per BUC                      $0.51              $0.45             $0.40              $0.40              $0.30



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Registrant generated $1,091,165 of cash flow from operations during the year ended December 31, 1996. Cash payments during the year ended December 31, 1996, for interest on the Registrant's outstanding long-term debt amounted to $1,346,749. In addition, $399,033 of principal payments were made on loans.

         As of December 31, 1996, the Registrant held cash and cash equivalents of $266,603. In addition, $94,699 was held in restricted cash accounts related to tenant deposits and property tax escrows.

         It is the intent of the general partners to continue to market the properties for sale in 1997. Correspondence soliciting the vote of the limited partners for approval of a sale at a minimum price was sent in November 1995 (See Item 4 for further discussion). If the real estate brokers selected to market the properties are successful in their attempts, the General Partners anticipate the Partnership will be liquidated by the end of 1997.

Results of Operations.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1996, TO THE FISCAL YEAR ENDED DECEMBER 31, 1995

         The Partnership reported net income of $134,508 for the year ended December 31, 1996, as compared with net income of $306,231 for the year ended December 31, 1995.

         Rental and reimbursement income for the year ended December 31, 1996, decreased $47,869 from $3,147,608 for the year ended December 31, 1995, to $3,099,739 for the year ended December 31, 1996. Base rental income and expense recoveries generally were flat to slightly up at all five properties in 1996. This was due to continued strong occupancy and normal rent and expense recovery escalations at the properties. The main factor behind the decrease in total revenue was a $66,000 decline in percentage rent received from Wal-Mart at West Ridge Plaza. The reason for this decline was the loss of sales due to the opening of a new Wal-Mart store approximately nine miles from the West Ridge Plaza store. The long-term impact of the new Wal-Mart location on the existing West Ridge Plaza store is uncertain. Wal-Mart's lease at West Ridge Plaza expires November 12, 2004.

         Interest and other income increased from $45,260 for the year ended December 31, 1995, to $49,609 for the year ended December 31, 1996. This increase was due primarily to an increase in miscellaneous fees and charges received at the properties.

         Interest expense decreased slightly from $1,348,940 for the year ended December 31, 1995, to $1,344,491 for the year ended December 31, 1996. This decrease was due to a greater amount of principal being amortized with each monthly payment on all five mortgage notes.

         Depreciation and amortization decreased from $712,442 for the year ended December 31, 1995, to $28,606 for the year ended December 31, 1996. This decrease was due to the Partnership's adopting Statement of Financial Accounting Standards No. 121 in 1996. This statement, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Partnership to record a provision to write-down Partnership properties to fair market value and to cease recording depreciation expense at the time the properties began to be marketed for sale. As the properties began to be marketed for sale as of January 1, 1996, the depreciation expense for 1996 under Standard 121 was $0. The $28,606 represents amortization expense for 1996, primarily due to various capital improvements at the properties and tenant upfitting costs.

         Other operating expenses increased $43,488 from $825,255 for the year ended December 31, 1995, to $868,743 for the year ended December 31, 1996. This increase was due largely to a $39,000 increase in lease commissions which was primarily due to new and/or expanded tenants at Southwest Plaza and West Ridge Plaza. In addition, maintenance and groundskeeping expenses were approximately $15,000 higher, primarily due to unusually high snow removal costs at the Southwest Plaza and West Ridge Plaza locations. Aside from these two categories, other operating expenses of the Partnership for 1996 were generally in line with or lower than the 1995 figures.

         Write-down of rental property increased from $0 for the year ended December 31, 1995, to $773,000 for the year ended December 31, 1996. This write-down was due to the current marketing of the Partnership's properties for sale and the General Partner's opinion that the net sale prices for Rosewood Shopping Center and West Ridge Plaza will be less than their respective net book values. Under Statement of Financial Accounting Standards No. 121, this adjustment is shown as an operating expense.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1995 TO THE FISCAL YEAR ENDED DECEMBER 31, 1994

         The Partnership reported net income of $306,231 for the year ended December 31, 1995 as compared with $25,986 for the year ended December 31, 1994.

         Rental and reimbursement income for the year ended December 31, 1995 increased $172,868 from $2,974,740 for the year ended December 31, 1994 to $3,147,608 in 1995. The increase is the result of the following fluctuations:
Percentage rent earned in 1995 increased approximately $21,000 as compared to 1994. Rental income increased approximately $28,000 at Southwest, $26,000 at Lincoln, $18,000 at Sangaree Plaza, and $33,000 at Rosewood. All of these increases in rental income were offset by a decrease in rental income at Westridge of approximately $45,000. Common area maintenance ("CAM") expense reimbursement increased a total of $77,515 during 1995 as compared to 1994. The primary increase in CAM reimbursement was at Lincoln Center for $32,000 and at Westridge in the amount of $29,000. In addition, the insurance reimbursement income increased approximately $13,000 which was comprised of an increase of $7,000 at Southwest, $3,000 at Lincoln Center, $7,000 at Sangaree, and $1,000 at Rosewood; all were offset by a decrease of $4,000 at Westridge.

         Interest and other income increased from $20,319 for the year ended December 31, 1994 to $45,260 for the year ended December 31, 1995. The Partnership earned approximately $15,000 more in interest earned on cash reserves held during 1995. The remaining $9,900 increase is an increase in miscellaneous fees and charges received at the properties.

         Interest expense decreased from $1,410,109 for the year ended December 31, 1994 to $1,348,940 for the year ended December 31, 1995 due to a greater amount of principal being amortized with each monthly payment on all five mortgage notes.

         Depreciation and amortization increased approximately $54,000 in 1995 as compared to 1994 primarily due to a full year of amortization expense taken in 1995 associated with the loan closing costs for Southwest and Lincoln Center incurred in 1994.

         Other operating expenses decreased from $901,041 for the year ended December 31, 1994 to $825,255 for the year ended December 31, 1995. The overall decrease in operating expense was the result of a decrease in leasing commissions of approximately $26,000, of which $18,000 was at Southwest Plaza and $12,000 at Lincoln Center; these decreases were offset by an increase of approximately $4,000 at Sangaree. Miscellaneous operating expense decreased approximately $20,000 during 1995, of which $14,000 was the result of a decrease at Westridge. In addition, repairs and maintenance and common area maintenance expense decreased approximately $29,000 in 1995 as compared to 1994. Repairs and maintenance expense decreased approximately $8,000 at Southwest and $11,000 at Lincoln Center and common area maintenance expense decreased approximately $10,000 at Westridge during 1995.

Inflation

         The Registrant's business is impacted by inflation in several ways. Inflation permits possible increases in rental rates generally to reflect the impact of higher operating and replacement costs. Continued inflation should increase the value of the Registrant's real property over a period of time as rental revenues and replacement costs continue to increase. The various debt instruments used in the acquisition of certain of the Registrant's properties are fixed-rate, with maturities ranging from less than 1 to 20 years. Therefore, inflation will not affect the Registrant's financing activities until such time as a refinancing may be desired or is required.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         During the year ended December 31, 1996, the Registrant made no changes in accountants and had no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR and as to the general partners of Chadsford is as follows:

       Name             Information about Directors and Executive Officers
       ----             --------------------------------------------------

J. Christopher Boone    Director and President of ISCR.  He is 38 years old.

Michael A. Paschall     Vice President of ISCR.  He is 32 years old.

Michael D. Hearn        Director of ISCR.  He is 44 years old.

Parks H. Dalton         Director of ISCR.  He is 67 years old.

Edward C. Ruff          Director of ISCR.  He is 57 years old.

Robert B. McGuire       Treasurer of ISCR.  He is 49 years old.

Lat W. Purser, III      General Partner of Chadsford.  He is 45 years old.



         J. Christopher Boone is a Managing Director of Interstate/Johnson Lane Corporation ("I/JL"), an affiliate of ISCR and President of ISCR. Prior to joining I/JL in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Parks H. Dalton was a director of Interstate/Johnson Lane, Inc. (the "Company") from 1985 until his retirement in 1988. He also served as Chief Executive Officer of I/JL from 1968 to 1988, President from 1968 to 1983, and Chairman from 1983 to 1988. In November 1990, he was re-elected Chairman and Chief Executive Officer of I/JL. He was re-elected as a director of the Company in July 1990 and as Chairman and Chief Executive Officer of the Company in September 1990. In 1994, he transferred the duties of Chief Executive Officer to the current President of I/JL and currently remains Chairman. He is a director of ISCR.

         Edward C. Ruff is Senior Managing Director and Chief Financial Officer of I/JL. He also serves as a member of the Board of Directors and Management Committee of I/JL. Mr. Ruff has been with I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting. He is a director of ISCR.

         Robert B. McGuire is Treasurer of ISC Realty Corporation. In addition, he is Senior Vice President and Treasurer of I/JL. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of I/JL since 1985. He is a Senior Managing Director and a member of the Board of Directors of I/JL. In May of 1992 he was elected a Director of ISCR. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is secretary of ISCR.

         Michael A. Paschall, Vice President of ISCR and of I/JL since 1996. Prior to joining ISCR in 1996, Mr. Paschall was Assistant Vice President and Investment Officer of First Union National

Bank. Mr. Paschall received a Bachelor of Arts degree in English and Economics from the University of North Carolina at Chapel Hill and a Juris Doctor from Wake Forest University.

         Lat W. Purser, III has been associated with LPA for 15 years. He is currently President and a member of the Board of Directors of LPA.

         The General Partners are responsible for evaluating and selecting Properties to be acquired by the Partnership. The actual analyses and decisions as to Properties acquired for the Partnership were made by J. Christopher Boone for ISCR and by Lat W. Purser, III for Chadsford.

ITEM 11 - EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1996, the Registrant paid no compensation to the executive officers, directors or partners, respectively, of the General Partners. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to the General Partners and certain affiliates of the General Partners for the year ending December 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         As of March 10, 1997, no person known to the Registrant has beneficial ownership of more than five percent of the BUCs.

         The following individual directors and officers of ISCR and the partners of Chadsford owned, on March 10, 1997, the following number of BUCs of the Registrant.

                                   Number of BUCs               Percent of
                                   and Nature of                  Units
Name                           Beneficial Ownership(1)        Subscribed for
----                           -----------------------        --------------

J. Christopher Boone                     100                  Less than 1%

Michael A. Paschall                        0                            0%

Edward C. Ruff                             0                            0%

Mike Hearn                                 0                            0%

Robert B. McGuire                          0                            0%



--------
(1) All BUCs owned directly with sole voting control unless otherwise indicated.


All Directors and
Executive Officers of
ISCR as a Group                          100                  Less than 1%

Lat W. Purser, III                         0                            0%



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the operational stage, ISCR will be entitled to receive a partnership monitoring fee in an amount equal to 3% of the annual Gross Revenues from the Properties, as defined in the Limited Partnership Agreement, for monitoring the operations of the Registrant and the Property Manager, on behalf of the Investors and for serving as liaison between the Registrant and the Investors. The partnership monitoring fee shall be payable in quarterly installments; provided, however, up to 50% of said fee may be subordinated on a non cumulative basis to the Annual Priority Return to the Investors, as defined in the Limited Partnership Agreement. Any portion of said fee which is subordinated will bear interest at the Prime Rate plus 1% per annum until paid. During the year ended December 31, 1996, ISCR earned partnership monitoring fees of $91,450.

         During the operational stage, LPA will be entitled to a property management fee in an amount equal to 4% of the monthly Gross Revenues, as defined in the Limited Partnership Agreement, for supervising the continued management and operation of the Properties. LPA received $127,762 during 1996 as payment of such fees relating to services performed at Southwest Plaza, Lincoln Center, Sangaree Plaza, Rosewood Shopping Center, and West Ridge Plaza. In addition, LPA, or its affiliate, will receive a leasing commission of 4% (or 2% on renewals) of the gross lease value of each lease signed at Southwest Plaza, Lincoln Center, Sangaree Plaza, Rosewood Shopping Center, and West Ridge Plaza. Leasing commissions of $74,661 were paid to LPA during the year ended December 31, 1996, for leases signed or renewed during the same period at Southwest Plaza, Sangaree Plaza, Westridge Plaza, Lincoln Center and Rosewood Shopping Center.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

         (a) 1. and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

                  3. Exhibits.

                          27.  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ATLANTIC INCOME PROPERTIES
                                            A NORTH CAROLINA LIMITED PARTNERSHIP

                                            BY: ISC REALTY CORPORATION
                                                GENERAL PARTNER




                                            BY: /S/ J. CHRISTOPHER BOONE
                                                --------------------------
                                                J. CHRISTOPHER BOONE
                                                PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

       Signature                           Title                    Date
       ---------                           -----                    ----


/S/ J. Christopher Boone                   Director and
--------------------------------           President of
J. Christopher Boone                       ISC Realty
                                           Corporation





/S/ Edward C. Ruff                         Director of
--------------------------------           ISC Realty
Edward C. Ruff                             Corporation





/S/ Parks H. Dalton                        Director of
--------------------------------           ISC Realty
Parks H. Dalton                            Corporation





/S/ Michael D. Hearn                       Director of
--------------------------------           ISC Realty
Michael D. Hearn                           Corporation

                           ATLANTIC INCOME PROPERTIES
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]

Pages

Report of Independent Public Accountants                                    F-1

Financial Statements:

  Balance sheets at December 31,
     1996 and 1995                                                          F-2

  Statements of operations for the years ended
     December 31, 1996, 1995, and 1994                                      F-3

  Statements of partners' equity (deficit) for the
     years ended December 31, 1996, 1995, and 1994                          F-4

  Statements of cash flows for the years
     ended December 31, 1996, 1995, and 1994                                F-5

  Notes to financial statements                                        F-6-F-11

Financial Statement Schedules:

 Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 1996                                  F-12




All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

         Atlantic Income Properties Limited Partnership


         ANNUAL REPORT ON FORM 10(K)
         FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996, 1995 AND 1994 TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Atlantic Income Properties Limited Partnership:

We have audited the accompanying balance sheets of Atlantic Income Properties Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Income Properties Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

During 1995, the general and limited partners voted to sell the rental properties comprising the partnership (Note 7). In addition, the Partnership is in default on the mortgage note secured by West Ridge Plaza, and the mortgage notes secured by Southwest Plaza Shopping Center and Lincoln Center mature in April 1997 (Note 3).

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
    January 31, 1997.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995




                                       ASSETS                                       1996                  1995
                                                                                ------------          ------------
Rental properties (Notes 2 and 3):
    Land                                                                        $  4,567,041          $  4,759,041
    Buildings and building improvements                                           19,262,045            19,212,524
                                                                                ------------          ------------
                                                                                  23,829,086            23,971,565
    Accumulated depreciation                                                      (3,944,932)           (3,964,123)
                                                                                ------------          ------------
                 Rental properties, net                                           19,884,154            20,007,442
    Cash and cash equivalents                                                        266,603               483,885
    Restricted cash                                                                   94,699               134,232
    Rents receivable                                                                 309,164               296,517
    Deferred loan costs, net of accumulated amortization of $206,849 in
       1996 and $178,243 in 1995                                                      19,317                47,923
                                                                                ------------          ------------
                                                                                $ 20,573,937          $ 20,969,999
                                                                                ============          ============
                          LIABILITIES AND PARTNERS' EQUITY
Liabilities:
    Mortgage notes payable (Note 3)                                             $ 14,250,705          $ 14,649,738
    Accounts payable and accrued expenses                                            247,436               161,064
    Due to general partner (Note 6)                                                  493,576               446,114
    Tenants' security deposits                                                        55,085                60,754
                                                                                ------------          ------------
                 Total liabilities                                                15,046,802            15,317,670
                                                                                ------------          ------------
Partners' equity:
    General partners                                                                  12,069                 5,344
    Limited partners                                                               5,515,066             5,646,985
                                                                                ------------          ------------
                 Total partners' equity                                            5,527,135             5,652,329
                                                                                ------------          ------------
                                                                                $ 20,573,937          $ 20,969,999
                                                                                ============          ============



                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
          FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                               1996               1995               1994
                                                            ----------         ----------         ----------
Revenue:
    Rental income and tenant reimbursements                 $3,099,739         $3,147,608         $2,974,740
    Interest and other income                                   49,609             45,260             20,319
                                                            ----------         ----------         ----------
                 Total revenue                               3,149,348          3,192,868          2,995,059
                                                            ----------         ----------         ----------
Expenses:
    Interest                                                 1,344,491          1,348,940          1,410,109
    Depreciation and amortization                               28,606            712,442            657,923
    Other operating expenses                                   868,743            825,255            901,041
    Write-down of rental property (Note 2)                     773,000                  0                  0
                                                            ----------         ----------         ----------
                 Total expenses                              3,014,840          2,886,637          2,969,073
                                                            ----------         ----------         ----------
Net income                                                  $  134,508         $  306,231         $   25,986
                                                            ==========         ==========         ==========
Net income allocated to general partners                    $    6,725         $   15,312         $    1,299
                                                            ==========         ==========         ==========
Net income allocated to limited partners                    $  127,783         $  290,919         $   24,687
                                                            ==========         ==========         ==========
Net income per beneficial unit certificate (Note 1)         $      .25         $      .57         $      .05
                                                            ==========         ==========         ==========



                The accompanying notes to financial statements
                  are an integral part of these statements.

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
          FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994






                                   General             Limited
                                   Partners            Partners              Total
                                   --------          -----------          -----------
Balance, December 31, 1993         $(11,267)         $ 5,763,892          $ 5,752,625
    Net income                        1,299               24,687               25,986
    Distributions                         0             (203,537)            (203,537)
                                   --------          -----------          -----------
Balance, December 31, 1994           (9,968)           5,585,042            5,575,074
    Net income                       15,312              290,919              306,231
    Distributions                         0             (228,976)            (228,976)
                                   --------          -----------          -----------
Balance, December 31, 1995            5,344            5,646,985            5,652,329
    Net income                        6,725              127,783              134,508
    Distributions                         0             (259,702)            (259,702)
                                   --------          -----------          -----------
Balance, December 31, 1996         $ 12,069          $ 5,515,066          $ 5,527,135
                                   ========          ===========          ===========



                The accompanying notes to financial statements
                  are an integral part of these statements.

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
          FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                             1996               1995               1994
                                                                         -----------          ---------          ---------
Cash flows from operating activities:
    Net income                                                           $   134,508          $ 306,231          $  25,986
    Adjustments to reconcile net income to net cash provided by operating activities-
          Depreciation                                                             0            692,831            613,530
          Amortization                                                        28,606             19,611             44,393
          Write-down of rental property                                      773,000                  0                  0
          Changes in operating assets and liabilities:
                Increase in rents receivable                                 (12,647)          (132,263)           (46,326)
                (Increase) decrease in restricted cash                        39,533            (36,457)            86,922
                Increase in amount due to general partner                     47,462             46,457             71,892
                Increase (decrease) in accounts payable, accrued
                  expenses and tenants' security deposits                     80,703             22,389           (127,194)
                                                                         -----------          ---------          ---------
                    Net cash provided by operating activities              1,091,165            918,799            669,203
                                                                         -----------          ---------          ---------
Cash flows used in investing activities - Building improvements             (649,712)          (142,732)           (57,941)
                                                                         -----------          ---------          ---------
Cash flows from financing activities:
    Increase in deferred loan costs                                                0                  0            (57,047)
    Distributions to limited partners                                       (259,702)          (228,976)          (203,537)
    Repayment of mortgage notes payable                                     (399,033)          (366,944)          (316,429)
                                                                         -----------          ---------          ---------
                    Net cash used in financing activities                   (658,735)          (595,920)          (577,013)
                                                                         -----------          ---------          ---------
Increase (decrease) in cash and cash equivalents                            (217,282)           180,147             34,249
Cash and cash equivalents, beginning of year                                 483,885            303,738            269,489
                                                                         -----------          ---------          ---------
Cash and cash equivalents, end of year                                   $   266,603          $ 483,885          $ 303,738
                                                                         ===========          =========          =========



                The accompanying notes to financial statements
                  are an integral part of these statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Atlantic Income Properties Limited Partnership (a North Carolina Limited Partnership) (the Partnership) was formed on March 30, 1988, for the purpose of developing, leasing and investing in commercial real estate properties located primarily in the southeastern United States. ISC Realty Corporation and Chadsford II Associates are the general partners. The Partnership will be terminated upon the occurrence of certain events as defined in the limited partnership agreement but, in any event, no later than December 31, 2028.

Beneficial Unit Certificates (BUCs) have been sold at $20 per BUC (508,594 units). The initial admission of investors to the Partnership occurred on August 1, 1988.

Under the terms of the partnership agreement, net loss of the Partnership is allocated 99% to the limited partners and 1% to the general partners. Net income of the Partnership is allocated 95% to the limited partners and 5% to the general partners provided, however, that allocations and distributions to the general partners are subordinated to a portion of a property management fee payable to a general partner and to allocations and distributions to the limited partners until the limited partners have received allocations and distributions equal to a 9% cumulative noncompounded return on each limited partner's capital. Accordingly, no distributions were made to the general partners during 1996, 1995 or 1994.

Upon the sale, refinance or disposition of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

Restricted cash represents tenants' security deposits and funds restricted by the general partner in the amount of $39,614 in 1996 and $73,478 in 1995 for future property tax assessments and insurance.

RENTAL PROPERTIES

Rental properties are recorded at cost, including all related acquisition costs. Depreciation on buildings and building improvements is computed for financial statement purposes using the straight-line method over the estimated useful life of 31.5 years.

DEFERRED LOAN COSTS

Deferred loan costs were incurred in connection with obtaining the mortgage loans and are being amortized over the term of the loans.

SYNDICATION AND OFFERING COSTS

Fees and expenses relating to the sale of limited partnership units paid to affiliates of the general partners were charged against partners' equity. These fees included various legal and accounting services, sales commissions and supervisory fees equal to 12% of the gross proceeds from the offering.

INCOME TAXES

Under current income tax laws, income or loss of partnerships is included in the income tax returns of the partners. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the Partnership's qualification or in changes to partnership income or loss, the tax liability of the partners would be changed accordingly.

NET INCOME PER BENEFICIAL UNIT CERTIFICATE

Net income per BUC is calculated based on the weighted average number of units outstanding during the period (508,594 in 1996, 1995 and 1994).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

During 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As required by this statement, the Partnership recorded a provision to write-down certain properties to estimated fair market value (Note 2), and ceased recording depreciation expense on the properties beginning at the time the partners voted to sell such properties (Note 7).

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value:

         Cash and Cash Equivalents, Rents Receivable and Accounts Payable - The carrying amount approximates fair value because of the short maturity of these instruments.

         Long-term Debt - The fair value of the Partnership's long-term debt approximates its carrying value.

2.  RENTAL PROPERTIES:

The Partnership acquired Southwest Plaza Shopping Center from an affiliate of Chadsford II Associates effective August 1, 1988. The property is an 86,601 square foot shopping center located in Roanoke, Virginia. The property was acquired for a purchase price of $5,380,000, excluding closing costs, which was partially funded by a $3,700,000 mortgage note payable.

During 1989, the Partnership acquired four properties: (a) Lincoln Center, Lincolnton, North Carolina, (b) Sangaree Plaza, Berkley County, South Carolina,
(c) Rosewood Shopping Center, Columbia, South Carolina, and (d) West Ridge Plaza, Bristol, Tennessee.

Lincoln Center was acquired from an affiliate of Chadsford II Associates effective April 6, 1989. The total facility consists of a 255,468 square foot shopping center located in Lincolnton, North Carolina, of which approximately 110,000 square feet is owned by the Partnership. The purchase price of $5,053,000, excluding closing costs, was partially funded by a $3,000,000 mortgage note payable.

Sangaree Plaza was acquired effective May 31, 1989. The property is a 58,948 square foot shopping center located in Berkley County, South Carolina, near Charleston. The initial purchase price of $2,380,000, excluding closing costs, was partially funded by the assumption of a $1,715,102 mortgage note payable. During 1993, construction was completed to expand Sangaree Plaza by approximately 11,368 square feet. Total cost of the expansion was approximately $1,200,000.

Rosewood Shopping Center was acquired effective June 5, 1989. The property is a 55,087 square foot shopping center located in Columbia, South Carolina. The purchase price of $2,250,000, excluding closing costs, was funded entirely from partners' capital.

West Ridge Plaza was acquired effective September 14, 1989. The property is a 140,985 square foot shopping center located in Bristol, Tennessee. The purchase price of $6,567,000, excluding closing costs, was partially funded by the assumption of $5,120,000 of Industrial Revenue Development Bonds. Remaining funds for the acquisition were obtained from a mortgage note payable of $1,500,000, which was secured by Rosewood Shopping Center.

WRITE-DOWN OF RENTAL PROPERTY

As discussed in Note 7, the Partnership assets are being marketed for sale. It is the opinion of the general partner that the net sales prices for Rosewood Shopping Center and West Ridge Plaza will be less than their respective net book values. Accordingly, the partnership recorded a provision in 1996 to write-down rental property by $773,000, to the properties' fair market value, as estimated by the general partner.

3.  MORTGAGE NOTES PAYABLE:

The Partnership's debt consisted of the following at December 31:

                                                                                            1996                1995
                                                                                        -----------         -----------
Mortgage note payable, bearing interest at 8.4%, due in 1997. The note is payable in monthly payments of principal and interest of $36,200 based on a
    14-year amortization. The note is secured by a deed of trust on Southwest
    Plaza Shopping Center and by an agreement cross-collateralizing and cross-defaulting the Southwest Plaza Shopping Center and Lincoln Center
    loans                                                                               $ 3,206,993         $ 3,364,737

Mortgage note payable, bearing interest at 8.4%, due in 1997. The note is payable in monthly payments of principal and interest of $29,800 based on a
    14-year amortization. The note is secured by a deed of trust on Lincoln
    Center and by an agreement cross-collateralizing and cross-defaulting the
    Lincoln Center and Southwest Plaza Shopping Center loans                            $ 2,610,589         $ 2,742,807

Mortgage note payable, bearing interest at 9.125%, with a term of five years, due in June 1998. The note is payable in monthly payments of principal and interest of $24,162 based on a 25-year amortization. The note is secured by
    a deed of trust on Sangaree Plaza and by the assignment of leases and rents           2,727,352           2,766,460

Mortgage note payable, bearing interest at 9.875%, due in 2016. The loan is payable in monthly payments of principal and interest of $13,499. This note is secured by a deed of trust on Rosewood Shopping Center and by the
    assignment of leases and rents                                                        1,404,354           1,426,457

Mortgage note payable, bearing interest at 9.6%, which matured in
    1995. The Partnership continues to fund the note in monthly payments of principal and interest of $38,658. The note is secured by a deed of trust on West Ridge Plaza and by the
    assignment of leases and rents                                                        4,301,417           4,349,277
                                                                                        -----------         -----------
                                                                                        $14,250,705         $14,649,738
                                                                                        ===========         ===========

    Maturities of mortgage notes payable are as follows:


                    1997                                $10,185,934
                    1998                                  2,711,121
                    1999                                     29,346
                    2000                                     32,379
                    2001                                     35,725
                    Thereafter                            1,256,200
                                                        -----------
                                                        $14,250,705
                                                        ===========

Cash payments for interest in 1996, 1995 and 1994 amounted to $1,346,749, $1,343,190 and $1,393,808, respectively.

The Partnership is in default on the mortgage note secured by West Ridge Plaza, however, the lender has not demanded payment or commenced foreclosure procedures, and continues to accept the normal monthly payment of principal and interest. Additionally, the mortgage notes secured by deeds of trust on Southwest Plaza Shopping Center and Lincoln Center mature in April 1997. The general partner's intentions are to refinance these obligations. In the opinion of the general partner, refinancing of all three mortgage notes will occur as the properties loan to book value and debt service coverage ratios make it likely that a successful refinancing will occur. Additionally, in the opinion of the general partner, the fact that the properties are for sale (Note 7) should encourage the current lenders to extend the maturities of the mortgage notes until the properties can be sold. If financing cannot be obtained, the Partnership may be unable to fund the matured obligations. This may result in the lenders taking custody of any or all of the forementioned properties through foreclosure proceedings. The accompanying financial statements, prepared on the basis of accounting principles applicable to a going concern, do not include any adjustments that might result from the outcome of this uncertainty.


4.  LEASES:

The Partnership's rental properties are leased to tenants for terms ranging from month-to-month to 17 years. The leases are accounted for as operating leases. Approximately 13% of the rental properties is leased to one tenant under a lease that expires in 2004. Approximately 12% of the rental properties is leased to another tenant under leases that expire in 2009 and 2013. Minimum future rentals on the noncancelable leases are as follows:


                    1997                            $ 2,657,980
                    1998                              2,408,604
                    1999                              2,033,896
                    2000                              1,700,864
                    2001                              1,511,510
                    Thereafter                        9,858,861
                                                    -----------
                                                    $20,171,715
                                                    ===========

5.  RECONCILIATION OF FINANCIAL STATEMENT INCOME TO TAXABLE INCOME (LOSS):

A reconciliation of financial statement net income and taxable income (loss) allocated to the limited partners follows:

                                                 1996              1995             1994
                                              ---------          --------         --------
Financial statement net income                $ 134,508          $306,231         $ 25,986
    Add (deduct)-
       Write-down of rental property            773,000                 0                0
       Depreciation and amortization
          deducted for income tax
          purposes                             (653,822)           24,680           12,585
       Accrued property taxes                   (10,155)           10,155          (74,126)
       Bad debts not deducted for tax             5,752                 0                0
                                              ---------          --------         --------
          Taxable income (loss)               $ 249,283          $341,066         $(35,555)
                                              =========          ========         ========

6. RELATED-PARTY TRANSACTIONS:

The Partnership incurs certain costs and expenses related to services provided by its general partners and their affiliates. These costs and expenses were as follows for the years ended December 31, 1996, 1995 and 1994:

                                      1996             1995             1994
                                    --------         --------         --------
Property management fees            $127,762         $128,672         $118,519
Partnership monitoring fees           91,450           89,886           87,802
Leasing commissions                   74,661           35,127           53,387
                                    ========         ========         ========

As specified in the partnership agreement, a general partner earns a partnership management fee equal to 3% of the annual gross revenue of the Partnership. Payment of 50% of this fee to the general partner is subordinate to certain limited partner distributions. Any earned but unpaid partnership management fees accrue interest at the rate of prime plus 1% and will be paid to the general partner upon satisfaction of certain conditions contained in the partnership agreement. At December 31, 1996 and 1995, the Partnership had accrued $493,576 and $446,114, respectively, in earned but unpaid partnership management fees and interest. These amounts are presented as due to general partner on the accompanying balance sheets.


7.  SALE OF PARTNERSHIP ASSETS:

In December 1995, the general and limited partners voted to sell the rental properties comprising the partnership. In the opinion of the general partner, the proceeds from the sale of the rental properties will exceed the net carrying value of such properties as of December 31, 1996, subsequent to the write-down of rental property (Note 2).

                                                                   SCHEDULE III

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1996

              Column A                     Column B                 Column C                        Column D
-----------------------------------    ---------------    ---------------------------     ---------------------------
                                                                                                Cost Capitalized
                                                                Initial Cost to                   Subsequent to
                                                                  Partnership                      Acquisition
                                                          ---------------------------     ---------------------------
                                                                        Buildings and                      Carrying
            Description                 Encumbrances          Land       Improvements     Improvements       Costs
-----------------------------------    ---------------    ------------  -------------     -------------  ------------
Southwest Plaza Shopping Center,
    Roanoke, Virginia                    $ 3,206,993       $1,533,000    $ 4,020,881       $  546,510      $       0
Lincoln Center,
    Lincolnton, North Carolina             2,610,589          467,870      4,726,612           87,381              0
Sangaree Plaza,
    Berkley County, South Carolina         2,727,352          398,171      1,979,690        1,382,249              0
Rosewood Shopping Center,
    Columbia, South Carolina               1,404,354          675,000      1,576,814          291,524       (220,000)
West Ridge Plaza,
    Bristol, Tennessee                     4,301,417        1,685,000      4,934,575          296,809       (553,000)
                                         -----------       ----------    -----------       ----------     ----------
                                         $14,250,705       $4,759,041    $17,238,572       $2,604,473    $  (773,000)
                                         ===========       ==========    ===========       ==========     ==========

              Column A                               Column E                   Column F     Column G     Column H      Column I
-----------------------------------  ---------------------------------------  ------------  ------------  --------  ----------------
                                                  Gross Amount at                                                    Life on Which
                                         Which Carried at Close of Period                                             Depreciation
                                     ---------------------------------------                                           in Latest
                                                   Buildings and              Accumulated     Date of       Date    Income Statement
            Description                   Land     Improvements     Total     Depreciation  Construction  Acquired    is Computed
-----------------------------------  ------------  ------------  -----------  ------------  ------------  --------  ----------------
Southwest Plaza Shopping Center,
    Roanoke, Virginia                 $1,533,000   $ 4,567,391   $ 6,100,391   $  993,383    1990/1988      1988        31.5 years
Lincoln Center,
    Lincolnton, North Carolina           467,870     4,813,993     5,281,863    1,020,187       1989        1989        31.5 years
Sangaree Plaza,
    Berkley County, South Carolina       398,171     3,361,939     3,760,110      542,131       1981        1989        31.5 years
Rosewood Shopping Center,
    Columbia, South Carolina             616,000     1,707,338     2,323,338      383,469       1954        1989        31.5 years
West Ridge Plaza,
    Bristol, Tennessee                 1,552,000     4,811,384     6,363,384    1,005,762       1984        1989        31.5 years
                                      ----------   -----------   -----------   ----------
                                      $4,567,041   $19,262,045   $23,829,086   $3,944,932
                                      ==========   ===========   ===========   ==========


Reconciliation of activity from December 31, 1993, through December 31, 1996:
  Balance, December 31, 1993          $4,759,041   $19,011,851   $23,770,892   $2,657,762
    Acquisitions                               0        57,941        57,941            0
    Depreciation                               0             0             0      613,530
                                      ----------   -----------   -----------   ----------
  Balance, December 31, 1994           4,759,041    19,069,792    23,828,833    3,271,292
    Acquisitions                               0       142,732       142,732            0
    Depreciation                               0             0             0      692,831
                                      ----------   -----------   -----------   ----------
  Balance, December 31, 1995           4,759,041    19,212,524    23,971,565    3,964,123
    Acquisitions                               0       649,712       649,712            0
    Depreciation                               0             0             0            0
    Disposals                                  0       (19,191)      (19,191)     (19,191)
    Write-down of rental property       (192,000)     (581,000)     (773,000)           0
                                      ----------   -----------   -----------   ----------
  Balance, December 31, 1996          $4,567,041   $19,262,045   $23,829,086   $3,944,932
                                      ==========   ===========   ===========   ==========

Aggregate cost for federal income tax purposes is $24,602,086 at December 31, 1996.