Form 10-Q
period 1997-03-31
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-05-14
CIK 831612

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission file number 0-18382

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

        North Carolina                                  56-1623861
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

                             Yes   X    No
                                 ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     508,594 Beneficial Unit Certificates outstanding as of April 30, 1997.

                     Page 1 of 9 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                     March 31,
                                                                       1997               December 31,
                                                                    (unaudited)               1996
                                                                   ------------          ------------
ASSETS

   Cash and cash equivalents                                       $     32,514          $    266,603
   Restricted cash and cash equivalents                                 137,178                94,699
   Receivables, net of allowance                                        242,201               309,164

   Rental property:
       Land                                                           4,567,041             4,567,041
       Buildings and Improvements                                    19,505,044            19,262,045
                                                                   ------------          ------------
                                                                     24,072,085            23,829,086
       Less accumulated depreciation                                 (4,122,885)           (3,944,932)
                                                                   ------------          ------------
                                                                     19,949,200            19,884,154
       Deferred loan costs, net of accumulated
         amortization of $89,206 and $206,849 at March 31,
         1997 and December 31, 1996, respectively                        54,207                19,317
       Other                                                             48,269                     0
                                                                   ------------          ------------
                                                                   $ 20,463,569          $ 20,573,937
                                                                   ============          ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Long-term debt                                                  $ 14,143,887          $ 14,250,705
   Accounts payable and accrued expenses                                302,859               247,436
   Due to general partners and affiliates                               484,575               493,576
   Tenants' security deposits                                            58,241                55,085
                                                                   ------------          ------------
                                                                     14,989,562            15,046,802
   Partners' equity (deficit):
       General partners                                                  12,718                12,069
       Limited Partners beneficial unit certificates,
       authorized 1,000,000 units, issued and outstanding
       508,594 and 508,594 units at March 31, 1997, and
       December 31, 1996, respectively                                5,461,289             5,515,066
                                                                   ------------          ------------
                                                                      5,474,007             5,527,135
                                                                   ------------          ------------
                                                                   $ 20,463,569          $ 20,573,937
                                                                   ============          ============


    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                        Three Months      Three Months
                                                           Ended              Ended
                                                          March 31,         March 31,
                                                            1997              1996
                                                          --------         ---------

Revenue:
  Rental Income                                           $741,127         $ 715,719
  Interest and other income                                  5,438             8,333
                                                          --------         ---------
                                                           746,565           724,052
Expenses:
  Interest                                                 319,358           328,091
  Depreciation and amortization                            184,986           177,723
  Other operating expenses                                 229,243           232,345
                                                          --------         ---------
                                                           733,587           738,159
                                                          --------         ---------
     NET INCOME (LOSS)                                      12,978           (14,107)
                                                          ========         =========


Net income (loss) per Beneficial Unit Certificate         $   0.03         ($   0.03)
                                                          ========         =========
Beneficial Unit Certificates
  Outstanding--weighted average                            508,594           508,594
                                                          ========         =========



    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)


                                                        General              Limited
                                                        Partners             Partners              Total
                                                        --------             --------              -----


Partners' equity (deficit) at December 31, 1995         $  5,344          $ 5,646,985          $ 5,652,329

Net loss for the three months ended
   March 31, 1996                                       ($   141)         ($   13,966)         ($   14,107)
Distributions to partners                                      0              (63,606)             (63,606)
                                                        --------          -----------          -----------

PARTNERS' EQUITY (DEFICIT) AT
  March 31, 1996                                        $  5,203          $ 5,569,413          $ 5,574,616
                                                        ========          ===========          ===========



Partners' equity (deficit) at December 31, 1996         $ 12,069          $ 5,515,066          $ 5,527,135

Net income for the three months ended
   March 31, 1997                                       $    649          $    12,329          $    12,978
Distributions to partners                                      0              (66,106)             (66,106)
                                                        --------          -----------          -----------

PARTNERS' EQUITY (DEFICIT)  AT
  March 31, 1997                                        $ 12,718          $ 5,461,289          $ 5,474,007
                                                        ========          ===========          ===========



    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                                   Three Months     Three Months
                                                                      Ended             Ended
                                                                    March 31,          March 31,
                                                                      1997               1996
                                                                   ---------          ---------

OPERATING ACTIVITIES

Net income (loss)                                                  $  12,978          ($ 14,107)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                                        184,986            177,723
Decrease in rents receivable, net                                     66,963            162,545
Decrease in amounts due to General Partners and Affiliates            (9,001)            (9,000)
Increase in accounts payable and accrued expenses                     55,423             29,788
Increase (Decrease) in tenant's security deposits                      3,156             (1,814)
Increase in other assets                                             (48,269)           (12,528)
                                                                   ---------          ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                        266,236            332,607
                                                                   ---------          ---------

INVESTING ACTIVITIES
Increase in building improvements                                   (242,999)                 0
                                                                   ---------          ---------
    NET CASH USED BY INVESTING ACTIVITIES                           (242,999)                 0
                                                                   ---------          ---------

FINANCING ACTIVITIES
Increase in deferred building and loan costs                         (41,923)            (6,588)
Mortgage principal reduction                                        (106,818)           (98,106)
Distributions to Limited Partners                                    (66,106)           (63,606)
Increase in restricted cash and cash equivalents                     (42,479)           (10,545)
                                                                   ---------          ---------
    NET CASH USED BY FINANCING ACTIVITIES                           (257,326)          (178,845)
                                                                   ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (234,089)           153,762
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     266,603            483,885
                                                                   ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  32,514          $ 637,647
                                                                   =========          =========



    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

ORGANIZATION

Atlantic Income Properties Limited Partnership (the "Partnership") was formed on March 30, 1988, for the purpose of developing, leasing and investing in commercial real estate properties located primarily in the southeastern United States. ISC Realty Corporation and Chadsford Associates II are the general partners and Atlantic Income, Inc., is the initial limited partner. The Partnership will be terminated upon the occurrence of certain events as defined in the Partnership's limited partnership agreement but, in any event, on December 31, 2028.

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

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

            Item 2.-Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

Liquidity and Capital Resources.

The Registrant paid a distribution on April 15, 1997, for the quarter ended March 31, 1997, at an annualized rate of two and one-half percent. The Registrant intends to continue the quarterly distribution at this rate in 1997.

As of March 31, 1997, the Registrant had cash and cash equivalents of $32,514. The Registrant also held restricted cash and cash equivalents of $137,178 which includes property tax escrows and tenant security deposits at March 31, 1997.

The Registrant is holding these cash reserves for anticipated tenant expansion costs and other necessary capital improvements. On April 9, 1997, the Registrant established a line of credit borrowing facility with First Citizens Bank and Trust Company. Borrowing capacity under the line of credit is $250,000 with balances accruing interest at prime plus 1%.

Results of Operations.

The Partnership recorded net income for the three months ended March 31, 1997, of $12,978 as compared to a net loss of $14,107 in 1996. The change is due to the following factors:

Rental income increased approximately $25,408 for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. This increase was primarily due to scheduled rent increases as well as continued high occupancy levels at the properties.

Operating expenses for the three months ended March 31, 1997, decreased slightly compared to the same period in 1996. The 1996 figure was influenced by several factors, including increased snow removal costs and higher common area maintenance expense resulting from several one time charges to improve the appearance of the common areas.

Interest expense decreased from $328,091 for the three months March 31, 1996, to $319,358 for the three months ended March 31, 1997, due to an increased portion of payments attributable to principal rather than interest.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

        None.

Item 2 - Changes in Securities

        None.

Item 3 - Defaults Upon Senior Securities

        None.

Item 4 - Submissions of Matters to a Vote of Security Holders

        During the first quarter of 1996, the general partners solicited the BUC holders for their approval to engage an investment property broker and approve a minimum sale price for the Partnership's assets of $22.5 million. Brokers affiliated with Lat Purser & Associates were selected to market the properties for sale at the minimum price. This selection was approved by over 89% of the responding BUC holders.

        During the first quarter of 1997, the general partners again solicited the BUC holders for their approval of a minimum sale price for the Partnership's assets of no less than $13 per BUC. This price was approved by over 98% of the responding BUC holders. The properties are currently being marketed for sale.

Item 5 - Other Information

        None.

Item 6 - Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             EX-27   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

        (b)  Reports on Form 8-K

             No reports on Form 8-K were required to be filed during the three months ended March 31, 1997.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ATLANTIC INCOME PROPERTIES
                              A NORTH CAROLINA LIMITED PARTNERSHIP
                              ------------------------------------
                              (Registrant)



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


DATE: May 10, 1997