Form 10-Q
period 1997-06-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-08-13
CIK 831612

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission file number 0-18382

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

         North Carolina                               56-1623861
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                                INTERSTATE TOWER
                                   SUITE 1500
                                 P. O. BOX 1012
                      CHARLOTTE, NORTH CAROLINA 28201-1012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (704)379-9164
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

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

508,594 Beneficial Unit Certificates outstanding as of July 31, 1997.

                    Page 1 of 10 sequentially numbered pages

                ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                Balance Sheets

                                                                     June 30,
                                                                       1997               December 31,
                                                                    (unaudited)               1996
                                                                    -----------           ------------

ASSETS
   Cash and cash equivalents                                      $    157,891          $    266,603
   Restricted cash and cash equivalents                                203,274                94,699
   Receivables, net of allowance                                       198,670               309,164

   Rental property:
       Land                                                          4,567,041             4,567,041
       Buildings and Improvements                                   19,610,159            19,262,045
                                                                  ------------          ------------
                                                                    24,177,200            23,829,086
       Less accumulated depreciation                                (4,301,703)           (3,944,932)
                                                                  ------------          ------------
                                                                    19,875,497            19,884,154
       Deferred loan costs, net of accumulated
         amortization of $93,350 and $206,849 at June 30,
         1997, and December 31, 1996, respectively                      58,987                19,317
       Other                                                            40,540                     0
                                                                  ------------          ------------
                                                                  $ 20,534,859          $ 20,573,937
                                                                  ============          ============

LIABILITIES AND PARTNERS' EQUITY
   Long-term debt                                                 $ 14,041,559          $ 14,250,705
   Short-term borrowings                                               150,000                     0
   Accounts payable and accrued expenses                               353,417               247,436
   Due to general partners and affiliates                              481,105               493,576
   Tenants' security deposits                                           56,374                55,085
                                                                  ------------          ------------
                                                                    15,082,455            15,046,802
   Partners' equity:
       General partners                                                 14,818                12,069
       Limited Partners beneficial unit certificates,
       authorized 1,000,000 units, issued and outstanding
       508,594 and 508,594 units at June 30, 1997, and
       December 31, 1996, respectively                               5,437,586             5,515,066
                                                                  ------------          ------------
                                                                     5,452,404             5,527,135
                                                                  ------------          ------------
                                                                  $ 20,534,859          $ 20,573,937
                                                                  ============          ============

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Operations (unaudited)


                                       Three Months      Three Months          Six Months          Six Months
                                          Ended              Ended               Ended               Ended
                                         June 30,           June 30,            June 30,            June 30,
                                           1997               1996                1997                1996
                                         --------         -----------          ----------         -----------

Revenue:
  Rental Income                          $758,160         $   689,017          $1,499,287         $ 1,429,381
  Interest and other income                 4,763              12,971              10,201              22,023
                                         --------         -----------          ----------         -----------
                                          762,923             701,988           1,509,488           1,451,404
Expenses:
  Interest                                340,968             327,087             660,326             655,178
  Depreciation and amortization           182,960             178,185             367,946             355,908
  Other operating expenses                196,992             228,736             426,235             461,081
                                         --------         -----------          ----------         -----------
                                          720,920             734,008           1,454,507           1,472,167
                                         --------         -----------          ----------         -----------
     NET INCOME (LOSS)                   $ 42,003         ($   32,020)         $   54,981         ($   20,763)
                                         ========         ===========          ==========         ===========

Net income (loss) per Beneficial
  Unit Certificate                       $   0.08         ($     0.06)         $     0.11         ($     0.04)
                                         ========         ===========          ==========         ===========

Beneficial Unit Certificates
  Outstanding--weighted average           508,594             508,594             508,594             508,594
                                         ========         ===========          ==========         ===========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   Statements of Partners' Equity (unaudited)
                For the Six Months Ended June 30, 1997, and 1996


                                               General            Limited
                                              Partners            Partners              Total
                                              --------            --------              -----

Partners' equity at December 31, 1995         $  5,344          $ 5,646,985          $ 5,652,329

Net income for the six months ended
   June 30, 1996                                  (208)             (20,555)         ($   20,763)
Distributions to partners                            0             (132,491)         ($  132,491)
                                              --------          -----------          -----------

PARTNERS' EQUITY AT
  JUNE 30, 1996                               $  5,136          $ 5,493,939          $ 5,499,075
                                              ========          ===========          ===========




Partners' equity at December 31, 1996         $ 12,069          $ 5,515,066          $ 5,527,135

Net income for the six months ended
   June 30, 1997                                 2,749               52,232          $    54,981
Distributions to partners                            0             (129,712)            (129,712)
                                              --------          -----------          -----------

PARTNERS' EQUITY  AT
  JUNE 30, 1997                               $ 14,818          $ 5,437,586          $ 5,452,404
                                              ========          ===========          ===========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Cash Flows (unaudited)

                                                                     Six Months         Six Months
                                                                       Ended              Ended
                                                                      June 30,           June 30,
                                                                        1997               1996
                                                                     ---------          ---------

OPERATING ACTIVITIES
Net income                                                           $  54,981          ($ 20,763)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                                          367,946            355,908
Decrease in rents receivable, net                                      110,494            252,194
Decrease in amounts due to General Partners and Affiliates             (12,471)           (18,000)
Increase (Decrease) in accounts payable and accrued expenses           105,981            147,809
Increase in restricted cash and cash equivalents                      (107,286)           (80,359)
Increase in other assets                                               (40,540)           (21,240)
                                                                     ---------          ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          479,105            615,549
                                                                     ---------          ---------

INVESTING ACTIVITIES
Improvements to rental properties                                     (348,114)          (214,052)
                                                                     ---------          ---------
    NET CASH USED BY INVESTING ACTIVITIES                             (348,114)          (214,052)
                                                                     ---------          ---------

FINANCING ACTIVITIES
Increase in deferred building and loan costs                           (50,845)                 0
Mortgage principal reduction                                          (209,146)          (197,257)
Proceeds from short-term borrowings                                    150,000                  0
Distributions to limited partners                                     (129,712)          (132,491)
                                                                     ---------          ---------
    NET CASH USED BY FINANCING ACTIVITIES                             (239,703)          (329,748)
                                                                     ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (108,712)            71,749
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       266,603            483,885
                                                                     ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 157,891          $ 555,634
                                                                     =========          =========


    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

The Partnership completed the acquisition of the final property in September 1989, and currently owns five properties consisting of: Southwest Plaza, Roanoke, Virginia; Lincoln Center, Lincolnton, North Carolina; Sangaree Plaza, Berkeley County, South Carolina; Rosewood Shopping Center, Columbia, South Carolina; and West Ridge Plaza, Bristol, Tennessee.

All profits, gains and losses of the Partnership are allocated among the general and limited partners in accordance with the Partnership agreement.

3.  RELATED PARTY TRANSACTIONS

The Partnership incurs certain costs and expenses related to services provided by its general partners and their affiliates. These costs and expenses are as follows for the six months ended June 30, 1997, and 1996:

                                                1997               1996
                                                ----               ----
Property/asset management fees                $90,371            $93,231
Leasing commissions                           $10,654            $30,628



            ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

The Registrant paid a distribution on July 15, 1997, for the quarter ended June 30, 1997, at an annualized rate of 2.5%. The total distribution was $63,605. Management anticipates that quarterly distributions will be maintained at this level.

At June 30, 1997, the Registrant held $157,891 as operating cash. These funds will continue to be distributed to the limited partners at the rate discussed above and will also be maintained for any necessary capital expenditures. On April 9, 1997, the Registrant entered into a short-term borrowing agreement with a large regional bank under which the bank agreed to extend a $250,000 line of credit to the Registrant. This line of credit is payable on demand and matures on December 31, 1997. As of June 30, 1997, the Registrant had drawn $150,000 under this line, however, at the date of this filing, the balance on the line was $75,000.

RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1996

The Partnership reported net income for the six months ended June 30, 1997, of $54,981 as compared to a net loss in the same period of 1996 of $20,763. The decrease is due to the following:

Rental income increased from $1,429,381 for the six months ended June 30, 1996, to $1,499,287 for the six months ended June 30, 1997, primarily due to expense reimbursements received in the second quarter of 1997 but not 1996.

Interest and other income decreased from $22,023 to $10,201 for the six months ended June 30, 1996, and June 30, 1997, respectively, as a result of lower cash reserves earning income in 1997.

Other operating expenses decreased from $461,081 for the six months ended June 30, 1996, to $426,235 for the six months ended June 30, 1997. The decrease results primarily from lower common area maintenance expense and lower lease commissions. Paving repairs and landscaping at Westridge and Lincoln as well as snow removal costs at Westridge and Southwest contributed to the higher common area maintenance expense in 1996.

THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

The Partnership reported net income of $42,003 for the three months ended June 30, 1997, as compared to a net loss of $32,020 for the same period in 1996.

Rental income increased $69,143 for the three months period ended June 30, 1997, as compared to the same period in 1996 due to higher expense recoveries collected in the second quarter of 1997.

Interest expense increased from $327,087 to $340,968 for the three months ended June 30, 1997, and 1996, respectively. This was due primarily to the additional borrowings under the line of credit. Operating expenses decreased from $228,736 for the three months ended June 30, 1996, to $196,992 for the same period in 1997. The increase results from an decrease in common area maintenance, building repairs expense, and leasing commissions as explained above.




                           PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

        None.

ITEM 2 - CHANGES IN SECURITIES

        None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In April of 1997, the General Partners submitted a matter to a vote of the security holders. The General Partners asked for limited partner approval for a sale of the Partnership's entire portfolio for a price that would result in a cash distribution of no less than $13 per BUC. This matter was approved by the limited partners.

ITEM 5 - OTHER INFORMATION

        On July 11, 1997, the General Partners entered into a Real Estate Purchase Agreement to sell the five Partnership properties for a net sale price of $22,000,000. The sale price would be paid in a combination of cash and the assumption of debt. Under the Purchase Agreement, the buyer has a due diligence period from July 11, 1997, until August 25, 1997, and must close by September 24, 1997. There are numerous conditions required under the contract and there is no guarantee that the sale will be successfully completed.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits.

             EX 27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

       (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the six months ended June 30, 1997.

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

                                    ATLANTIC INCOME PROPERTIES
                                    LIMITED PARTNERSHIP

                                       By:   ISC Realty Corporation,
                                             General Partner and
                                             Principal Financial Officer
                                             of the Registrant




Date: August 13, 1997
                                        By:  /s/ J. Christopher Boone
                                             -------------------------------
                                             J. Christopher Boone,
                                             President