Form 10-Q
period 1997-09-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-11-12
CIK 831612

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


(Mark One)


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


                                 (704) 379-9164
                                 --------------
               Registrant's telephone number, including area code:


                                 NOT APPLICABLE
                                 --------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)


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


508,594 Beneficial Unit Certificates outstanding as of November 8, 1997.



                    Page 1 of 11 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                                    September 30,
                                                                        1997            December 31,
                                                                     (unaudited)             1996
                                                                    -------------       ------------
ASSETS
   Cash and cash equivalents                                         $    116,038       $    266,603
   Restricted cash and cash equivalents                                   288,047             94,699
   Receivables, net of allowance                                          180,784            309,164

Rental property:
    Land                                                                4,567,041          4,567,041
    Buildings and Improvements                                         19,653,673         19,262,045
                                                                     ------------       ------------
                                                                       24,220,714         23,829,086
Less accumulated depreciation                                          (3,944,932)        (3,944,932)
                                                                     ------------       ------------
                                                                       20,275,782         19,884,154
Deferred loan costs, net of accumulated
   amortization of $95,591 and $206,849 at
   September 30, 1997 and December 31, 1996, respectively                  56,746             19,317
   Other Assets                                                            31,096                  0
                                                                     ------------       ------------
                                                                     $ 20,948,493       $ 20,573,937
                                                                     ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT):
   Long-term debt                                                    $ 13,937,863       $ 14,250,705
   Short-term borrowings                                                   73,224                  0
   Accounts payable and accrued expenses                                  429,794            247,436
   Due to general partners and affiliates                                 479,635            493,576
   Tenants' security deposits                                              57,519             55,085
                                                                     ------------       ------------
                                                                       14,978,035         15,046,802
Partners' equity (deficit):
General partners                                                           18,436             12,069
Limited Partners beneficial unit certificates,
authorized 1,000,000 units, issued and outstanding
508,844 and 508,844 units at September 30, 1997, and
December 31, 1996, respectively                                         5,952,022          5,515,066
                                                                     ------------       ------------
                                                                        5,970,458          5,527,135
                                                                     ------------       ------------
                                                                     $ 20,948,493       $ 20,573,937
                                                                     ============       ============


        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months     Three Months      Nine Months      Nine Months
                                               Ended            Ended             Ended            Ended
                                            September 30,    September 30,     September 30,    September 30,
                                                1997             1996              1997             1996
                                           -------------    -------------     -------------     ------------
Revenue:
  Rental Income                             $   752,949      $   713,286       $ 2,252,236      $ 2,142,667
  Interest and other income                       5,254            8,022            15,455           30,045
                                            -----------      -----------       -----------      -----------
                                                758,203          721,308         2,267,691        2,172,712
Expenses:
  Interest expense                              340,982          325,135         1,001,308          980,313
  Depreciation and amortization                   2,241          183,032            13,417          538,940
  Other operating expenses                      190,080          228,226           616,315          689,307
                                            -----------      -----------       -----------      -----------
                                                533,303          736,393         1,631,040        2,208,560
                                            -----------      -----------       -----------      -----------
     NET INCOME (LOSS)                      $   224,900      $   (15,085)      $   636,651      $   (35,848)
                                            ===========      ===========       ===========      ===========

Net income (loss) per Beneficial
  Unit Certificate                          $      0.44      $     (0.03)      $      1.24      $     (0.07)
                                            ===========      ===========       ===========      ===========
Beneficial Unit Certificates
  Outstanding--weighted average                 508,594          508,594           508,594          508,594
                                            ===========      ===========       ===========      ===========




        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                   General            Limited
                                                                   Partners           Partners           Total
                                                                  -----------       -----------       -----------
Partners' equity at December 31, 1995                             $     5,344       $ 5,646,985       $ 5,652,329

Net income for the Nine Months ended September 30, 1996                  (358)          (35,490)          (35,848)
Distributions to partners                                                   0          (196,096)         (196,096)
                                                                  -----------       -----------       -----------

Partners' equity at September 30, 1996                            $     4,986       $ 5,415,399       $ 5,420,385
                                                                  ===========       ===========       ===========


Partners' equity at December 31, 1996                             $    12,069       $ 5,515,066       $ 5,527,135

Net income for the Nine Months ended September 30, 1997                 6,367           630,284           636,651
Distributions to partners                                                   0          (193,328)         (193,328)
                                                                  -----------       -----------       -----------

Partners' equity at September 30, 1997                            $    18,436       $ 5,952,022       $ 5,970,458
                                                                  ===========       ===========       ===========



        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   Nine Months     Nine Months
                                                                      Ended           Ended
                                                                   September 30,   September 30,
                                                                       1997            1996
                                                                   -------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                                    $ 636,651       ($ 35,848)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amoritization                                          13,417         538,940
Decrease in rents receivable, net                                      128,380         285,165
Decrease in amounts due to General Partners and Affiliates             (13,941)        (27,001)
Increase in accounts payable and accrued expenses                      179,924         234,987
Increase in restricted cash and cash equivalents                      (193,348)       (128,307)
Other                                                                  (39,645)        (30,684)
                                                                     ---------       ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          711,438         837,252

INVESTING ACTIVITIES
Additions to rental properties                                        (391,628)       (353,773)
                                                                     ---------       ---------
    NET CASH USED BY INVESTING ACTIVITIES                             (391,628)       (353,773)

FINANCING ACTIVITIES
Increase in deferred loan costs, net                                   (37,429)         (1,623)
Mortgage principal reduction                                          (239,618)       (272,361)
Distributions to Limited Partners                                     (193,328)       (165,373)
                                                                     ---------       ---------
    NET CASH USED BY FINANCING ACTIVITIES                             (470,375)       (439,357)
                                                                     ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (150,565)         44,122
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       266,603         303,738
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 116,038       $ 347,860
                                                                     =========       =========


        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

3.  RELATED PARTY TRANSACTIONS

The Partnership incurs certain costs and expenses related to services provided by its general partners and their affiliates. These costs and expenses are as follows for the nine months ended September 30, 1997, and 1996:

                                           1997          1996
                                           ----          ----

Property/asset management fees           $134,295      $134,484
Leasing commissions                      $ 13,151      $ 54,234


                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

            ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES.

The Registrant paid a distribution on October 15, 1997 for the quarter ended September 30, 1997, at an annualized rate of 2.5%. The total distribution was $63,606. Management anticipates that quarterly distributions will be maintained at this level.

At September 30, 1997, the Registrant held $116,038 as operating cash. These funds will continue to be distributed to the limited partners at the rate discussed above and will also be maintained for any necessary capital expenditures.

The Partnership has been unsuccessful in refinancing the mortgage note payable secured by West Ridge Plaza, originally maturing in December 1995 and extended to December 1996. However, the Partnership has received verbal confirmation from the lender that loan payments will be accepted through December 31, 1997. The Partnership continues to make normal monthly payments of principal and interest on this loan.

The mortgage notes payable secured by Southwest Plaza and Lincoln Center matured in April 1997 and were extended to December 15, 1997. As part of the extension, the interest rates on the notes were increased from 8.4% to 10.0%.

In light of the expiration of extension agreements for loans secured by West Ridge Plaza, Southwest Plaza and Lincoln Center, the general partners will seek to either payoff or extend the maturity date of the loans upon expiration. The payoff cannot occur without either selling the properties or securing additional debt financing, which the general partners believe is currently available, in amounts and upon terms acceptable to the Partnership.

On April 9, 1997, the Registrant entered into a short-term borrowing agreement with a large regional bank under which the bank agreed to extend a $250,000 line of credit to the Registrant. This line of credit is payable on demand and matures on December 31, 1997. As of September 30, 1997, the Registrant had drawn $73,224 under this line. Management intends to extend the maturity of this note upon its expiration.

RESULTS OF OPERATIONS.

NINE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The Partnership reported net income for the nine months ended September 30, 1997 of $636,651 as compared to a net loss in the same period of 1996 of $35,848. The increase is due to the following:

Rental revenue increased 5% from $2,142,667 for the nine months ended September 30, 1996, to $2,252,236 for the nine months ended September 30, 1997. The increase was largely attributable to a $60,000 increase in revenue from Southwest Plaza associated with the completion of the Revco expansion. In addition, expense reimbursements earned are $48,000 higher due to being based on increased expenses of the prior year.

Interest and other income decreased from $30,045 for the nine months ended September 30, 1996, to $15,455 for the same period in 1997. The majority of this decrease relates to lower interest income earned on cash reserves. The cash reserve was utilized to expand the Revco space at Southwest Plaza, the benefit of which is reflected in the increased rental revenue.

The decrease in depreciation and amortization expense accounted for the majority of the change in the net income(loss) between the periods. Depreciation and amortization expense decreased from $538,040 in 1996 to $13,417 for the nine month period in 1997 in accordance with the accounting policy to discontinue depreciating assets held for sale.

Other operating expenses decreased from $689,307 for the nine months ended September 30, 1996 to $616,315 for the same period in 1997. The decrease results primarily from lower common area maintenance expense and lower lease commissions. Paving repairs and landscaping at Westridge and Lincoln as well as snow removal costs at Westridge and Southwest in 1996 inflated the prior period figure. Lease commissions were higher in 1996 due to the Revco expansion at Southwest.

Interest expense increased to $1,001,308 for the nine month period in 1997 due to the increased rate charged by the lender on Lincoln and Southwest as well as the additional borrowing under the line of credit.

THREE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The Partnership reported net income of $224,900 for the three months ended September 30, 1997, as compared to a net loss of $15,085 for the same period in 1996.

Rental income increased $39,663 to $752,949 for the three month period ended September 30, 1997, as compared to the same period in 1996 due to the increase from the Revco expansion as well as higher occupancy at Westridge.

Depreciation and amortization expense decreased to $2,241 for the three months ended September 30, 1997 from $183,032 for the same period in 1996 in accordance with the accounting policy to discontinue depreciating assets held for sale.

Operating expenses decreased $38,000 to $190,080 for the three months ended September 30, 1997. This change was the result of lower common area maintenance and building service expenses as well as the change in lease commissions as explained above.

Interest expense increased almost $16,000 to $340,982 for the same reasons as discussed in the section above for the nine month period.


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        None.

ITEM 2 - CHANGES IN SECURITIES

        None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for vote during the quarter covered by this report.

ITEM 5 - OTHER INFORMATION

        On July 11, 1997, the General Partners entered into a Real Estate Purchase Agreement to sell the five Partnership properties for a price of $22,000,000. The sale price would be paid in a combination of cash and the assumption of debt. Under the Purchase Agreement, the buyer had to close by September 24, 1997. The Buyer notified the Partnership that they did not intend to close the sale, however, management believes that they were beyond the time allowed to cancel their contract. Legal remedies are being considered and will be undertaken as necessary to protect the Partnership.

         Several other buyers have expressed interest in acquiring the Partnership's assets. One buyer has submitted a letter of intent at a price of $22 million, subject to various terms and conditions. At this time, the partnership's legal counsel has discussed the drafting of a Purchase and Sale Agreement with the buyer's legal counsel. If an acceptable agreement can be reached and the sale completed, the purchase price would be sufficient to pay for all costs of the sale, retire the outstanding indebtedness of the partnership and make a substantial distribution to the BUC holders. However, the timing of the proposed purchase of the assets may require an extension of the various note agreements currently in place. Management believes that it can obtain short-term extensions on terms acceptable to the partnership, if necessary.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits.

             EX-27        FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

       (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the nine months ended September 30, 1997.

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

                                          ATLANTIC INCOME PROPERTIES
                                          LIMITED PARTNERSHIP

                                             By:   ISC Realty Corporation,
                                                   General Partner and
                                                   Principal Financial Officer
                                                   of the Registrant

Date: November 10, 1997                      By:   /s/ J. CHRISTOPHER BOONE
      ------------------                           ---------------------------
                                                   J. Christopher Boone,
                                                   President