Form 10-Q/A
period 1997-03-31
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-01-26
CIK 831612

                                  Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                     Page 1 of 8 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                     AMENDED

                                                                 March 31,
                                                                    1997           December 31,
                                                                (unaudited)           1996
                                                                ------------       ------------
ASSETS

    Cash and cash equivalents                                   $     32,514       $    266,603
    Restricted cash and cash equivalents                             137,178             94,699
    Receivables, net of allowance                                    242,201            309,164

    Rental property:
       Land                                                        4,567,041          4,567,041
       Buildings and Improvements                                 19,505,044         19,262,045
                                                                ------------       ------------
                                                                  24,072,085         23,829,086
       Less accumulated depreciation                              (3,944,932)        (3,944,932)
                                                                ------------       ------------
                                                                  20,127,153         19,884,154
       Deferred loan costs, net of accumulated
         amortization of $89,206 and $206,849 at March 31,
         1997 and December 31, 1996, respectively                     54,207             19,317
       Other                                                          48,269                  0
                                                                ------------       ------------
                                                                $ 20,641,522       $ 20,573,937
                                                                ============       ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Long-term debt                                              $ 14,143,887       $ 14,250,705
    Accounts payable and accrued expenses                            302,859            247,436
    Due to general partners and affiliates                           484,575            493,576
    Tenants' security deposits                                        58,241             55,085
                                                                ------------       ------------
                                                                  14,989,562         15,046,802
    Partners' equity (deficit):
       General partners                                               21,616             12,069
       Limited Partners beneficial unit certificates,
       authorized 1,000,000 units, issued and outstanding
       508,594 and 508,594 units at March 31, 1997, and
       December 31, 1996, respectively                             5,630,344          5,515,066
                                                                ------------       ------------
                                                                   5,651,960          5,527,135
                                                                ------------       ------------
                                                                $ 20,641,522       $ 20,573,937
                                                                ============       ============

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)
                                     AMENDED

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                       March 31,     March 31,
                                                         1997           1996
                                                       --------      ---------

Revenue:
  Rental Income                                        $741,127      $ 715,719
  Interest and other income                               5,438          8,333
                                                       --------      ---------
                                                        746,565        724,052
Expenses:
  Interest                                              319,358        328,091
  Depreciation and amortization                           7,033        177,723
  Other operating expenses                              229,243        232,345
                                                       --------      ---------
                                                        555,634        738,159
                                                       --------      ---------
     NET INCOME (LOSS)                                  190,931        (14,107)
                                                       ========      =========


Net income (loss) per Beneficial Unit Certificate      $   0.38      ($   0.03)
                                                       ========      =========
Beneficial Unit Certificates
  Outstanding--weighted average                         508,594        508,594
                                                       ========      =========


    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)
                                     AMENDED

                                                    General           Limited
                                                    Partners          Partners            Total
                                                 -------------    ---------------    ----------------


Partners' equity (deficit) at December 31, 1995      $  5,344       $ 5,646,985       $ 5,652,329

Net loss for the three months ended
   March 31, 1996                                       ($141)         ($13,966)         ($14,107)
Distributions to partners                                   0           (63,606)          (63,606)
                                                     --------       -----------       -----------

PARTNERS' EQUITY (DEFICIT) AT
  March 31, 1996                                     $  5,203       $ 5,569,413       $ 5,574,616
                                                     ========       ===========       ===========



Partners' equity (deficit) at December 31, 1996      $ 12,069       $ 5,515,066       $ 5,527,135

Net income for the three months ended
   March 31, 1997                                    $  9,547       $   181,384       $   190,931
Distributions to partners                                   0           (66,106)          (66,106)
                                                     --------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)  AT
  March 31, 1997                                     $ 21,616       $ 5,630,344       $ 5,651,960
                                                     ========       ===========       ===========


    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)
                                     AMENDED

                                                              Three Months    Three Months
                                                                  Ended           Ended
                                                                March 31,       March 31,
                                                                   1997            1996
                                                                ---------       ---------


OPERATING ACTIVITIES

Net income (loss)                                               $ 190,931       ($ 14,107)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                                       7,033         177,723
Decrease in rents receivable, net                                  66,963         162,545
Decrease in amounts due to General Partners and Affiliates         (9,001)         (9,000)
Increase in accounts payable and accrued expenses                  55,423          29,788
Increase (Decrease) in tenant's security deposits                   3,156          (1,814)
Increase in other assets                                          (48,269)        (12,528)
                                                                ---------       ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                     266,236         332,607
                                                                ---------       ---------

INVESTING ACTIVITIES
Increase in building improvements                                (242,999)              0
                                                                ---------       ---------
    NET CASH USED BY INVESTING ACTIVITIES                        (242,999)              0
                                                                ---------       ---------

FINANCING ACTIVITIES
Increase in deferred building and loan costs                      (41,923)         (6,588)
Mortgage principal reduction                                     (106,818)        (98,106)
Distributions to Limited Partners                                 (66,106)        (63,606)
Increase in restricted cash and cash equivalents                  (42,479)        (10,545)
                                                                ---------       ---------
    NET CASH USED BY FINANCING ACTIVITIES                        (257,326)       (178,845)
                                                                ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (234,089)        153,762
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  266,603         483,885
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  32,514       $ 637,647
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

RESULTS OF OPERATIONS.

The Partnership recorded net income for the three months ended March 31, 1997, of $190,931 as compared to a net loss of $14,107 in 1996. The change is due to the following factors:

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

Depreciation and amortization expense decreased $170,690 to $7,033 in the first quarter in accordance with the accounting policy to discontinue depreciating assets held for sale.

Operating expenses for the three months ended March 31, 1997, decreased slightly compared to the same period in 1996. The 1996 figure was influenced by several factors, including increased snow removal costs and higher common area maintenance expense resulting from several one time charges to improve the appearance of the common areas.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ATLANTIC INCOME PROPERTIES
                               A NORTH CAROLINA LIMITED PARTNERSHIP
                               ------------------------------------------------
                               (REGISTRANT)



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


DATE: NOVEMBER 18, 1997
      -----------------