Form 10-Q/A
period 1997-06-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-01-26
CIK 831612

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

                                INTERSTATE TOWER
                                   SUITE 1500
                                 P. O. BOX 1012
                      CHARLOTTE, NORTH CAROLINA 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

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

                               Yes   X     No
                                   -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

508,594 Beneficial Unit Certificates outstanding as of July 31, 1997.

                     Page 1 of 9 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED
                                 BALANCE SHEETS

                                                                June 30,
                                                                  1997           December 31,
                                                               (unaudited)            1996
                                                               -----------       -----------

ASSETS
    Cash and cash equivalents                                  $    157,891       $    266,603
    Restricted cash and cash equivalents                            203,274             94,699
    Receivables, net of allowance                                   198,670            309,164

    Rental property:
       Land                                                       4,567,041          4,567,041
       Buildings and Improvements                                19,610,159         19,262,045
                                                               ------------       ------------
                                                                 24,177,200         23,829,086
       Less accumulated depreciation                             (3,944,932)        (3,944,932)
                                                               ------------       ------------
                                                                 20,232,268         19,884,154
       Deferred loan costs, net of accumulated
         amortization of $93,350 and $206,849 at June 30,
         1997, and December 31, 1996, respectively                   58,987             19,317
       Other                                                         40,540                  0
                                                               ------------       ------------
                                                               $ 20,891,630       $ 20,573,937
                                                               ============       ============

LIABILITIES AND PARTNERS' EQUITY
    Long-term debt                                             $ 14,041,559       $ 14,250,705
    Short-term borrowings                                           150,000                  0
    Accounts payable and accrued expenses                           353,417            247,436
    Due to general partners and affiliates                          481,105            493,576
    Tenants' security deposits                                       56,374             55,085
                                                               ------------       ------------
                                                                 15,082,455         15,046,802
    Partners' equity:
       General partners                                              32,657             12,069
       Limited Partners beneficial unit certificates,
       authorized 1,000,000 units, issued and outstanding
       508,594 and 508,594 units at June 30, 1997, and
       December 31, 1996, respectively                            5,776,517          5,515,066
                                                               ------------       ------------
                                                                  5,809,174          5,527,135
                                                               ------------       ------------
                                                               $ 20,891,629       $ 20,573,937
                                                               ============       ============


    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                     Three Months    Three Months       Six Months     Six Months
                                        Ended           Ended             Ended           Ended
                                      June 30,         June 30,          June 30,       June 30,
                                        1997             1996             1997            1996
                                      --------      -----------       ----------      -----------
Revenue:
  Rental Income                       $758,160      $   689,017       $1,499,287      $ 1,429,381
  Interest and other income              4,763           12,971           10,201           22,023
                                      --------      -----------       ----------      -----------
                                       762,923          701,988        1,509,488        1,451,404
Expenses:
  Interest                             340,968          327,087          660,326          655,178
  Depreciation and amortization          4,144          178,185           11,176          355,908
  Other operating expenses             196,992          228,736          426,235          461,081
                                      --------      -----------       ----------      -----------
                                       542,104          734,008        1,097,737        1,472,167
                                      --------      -----------       ----------      -----------
     NET INCOME (LOSS)                $220,819      ($   32,020)      $  411,751      ($   20,763)
                                      ========      ===========       ==========      ===========

Net income (loss) per Beneficial
  Unit Certificate                    $   0.43      ($     0.06)      $     0.80      ($     0.04)
                                      ========      ===========       ==========      ===========

Beneficial Unit Certificates
  Outstanding--weighted average        508,594          508,594          508,594          508,594
                                      ========      ===========       ==========      ===========


    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED
                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996


                                            General         Limited
                                           Partners         Partners           Total
                                           ---------      ------------      -----------

Partners' equity at December 31, 1995      $  5,344       $ 5,646,985       $ 5,652,329

Net income for the six months ended
   June 30, 1996                               (208)          (20,555)      ($   20,763)
Distributions to partners                         0          (132,491)      ($  132,491)
                                           --------       -----------       -----------

PARTNERS' EQUITY AT
  JUNE 30, 1996                            $  5,136       $ 5,493,939       $ 5,499,075
                                           ========       ===========       ===========




Partners' equity at December 31, 1996      $ 12,069       $ 5,515,066       $ 5,527,135

Net income for the six months ended
   June 30, 1997                             20,588           391,163       $   411,751
Distributions to partners                         0          (129,712)         (129,712)
                                           --------       -----------       -----------

PARTNERS' EQUITY  AT
  JUNE 30, 1997                            $ 32,657       $ 5,776,517       $ 5,809,174
                                           ========       ===========       ===========


    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months      Six Months
                                                                  Ended          Ended
                                                                 June 30,       June 30,
                                                                   1997           1996
                                                                ---------       ---------

OPERATING ACTIVITIES
Net income                                                      $ 411,751       ($ 20,763)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                                      11,176         355,908
Decrease in rents receivable, net                                 110,494         252,194
Decrease in amounts due to General Partners and Affiliates        (12,471)        (18,000)
Increase in accounts payable and accrued expenses                 105,981         147,809
Increase in restricted cash and cash equivalents                 (107,286)        (80,359)
Increase in other assets                                          (40,540)        (21,240)
                                                                ---------       ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                     479,105         615,549
                                                                ---------       ---------

INVESTING ACTIVITIES
Improvements to rental properties                                (348,114)       (214,052)
                                                                ---------       ---------
    NET CASH USED BY INVESTING ACTIVITIES                        (348,114)       (214,052)
                                                                ---------       ---------

FINANCING ACTIVITIES
Increase in deferred building and loan costs                      (50,845)              0
Mortgage principal reduction                                     (209,146)       (197,257)
Proceeds from short-term borrowings                               150,000               0
Distributions to limited partners                                (129,712)       (132,491)
                                                                ---------       ---------
    NET CASH USED BY FINANCING ACTIVITIES                        (239,703)       (329,748)
                                                                ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (108,712)         71,749
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  266,603         266,603
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 157,891       $ 338,352
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


RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1996

The Partnership reported net income for the six months ended June 30, 1997, of $411,751 as compared to a net loss in the same period of 1996 of $20,763. The decrease is due to the following:

Rental income increased from $1,429,381 for the six months ended June 30, 1996, to $1,499,287 for the six months ended June 30, 1997, primarily due to expense reimbursements received in the second quarter of 1997 but not 1996.Interest and other income decreased from $22,023 to $10,201 for the six months ended June 30, 1996, and June 30, 1997, respectively, as a result of lower cash reserves earning income in 1997.

Depreciation and amortization expense decreased $344,732 to $11,176 for the period ending June 30, 1997 in accordance with the accounting policy to discontinue depreciating assets held for sale. Other operating expenses decreased from $461,081 for the six months ended June 30, 1996, to $426,235 for the six months ended June 30, 1997. The decrease results primarily from lower common area maintenance expense and lower lease commissions. Paving repairs and landscaping at Westridge and Lincoln as well as snow removal costs at Westridge and Southwest contributed to the higher common area maintenance expense in 1996.


THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

The Partnership reported net income of $220,819 for the three months ended June 30, 1997, as compared to a net loss of $32,020 for the same period in 1996.

Rental income increased $69,143 for the three months period ended June 30, 1997, as compared to the same period in 1996 due to higher expense recoveries collected in the second quarter of 1997.

Depreciation and amortization expense decreased $174,041 to $4,144 for the three month period ending June 30, 1997 in accordance with the accounting policy to discontinue depreciating assets held for sale. Interest expense increased from $327,087 to $340,968 for the three months ended June 30, 1997, and 1996, respectively. This was due primarily to the additional borrowings under the line of credit. Operating expenses decreased from $228,736 for the three months ended June 30, 1996, to $196,992 for the same period in 1997. The increase results from an decrease in common area maintenance, building repairs expense, and leasing commissions as explained above.

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

If the sale is not completed and the marketing effort of the brokers does not generate an offer that the general partners feel reflects the properties' inherent value, then the properties may not be marketed for sale until such time as the general partners feel that market conditions have improved, making the realization of an acceptable offer likely.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                    AMENDED

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Atlantic Income Properties Limited Partnership
                                               (Registrant)

                                By: ISC Realty Corporation,
                                    General Partner and
                                    Principal Financial Officer
                                    of the Registrant


Date:  November 18, 1997        By: /s/ J. Christopher Boone
       ------------------           ------------------------
                                    J. Christopher Boone,
                                    President