Form 10-K405
period 1997-12-31
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-04-15
CIK 831612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1997


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________________________ to __________________________
       Commission file number  0-18382


                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           North Carolina                          56-1623861
      (State of organization)           (I.R.S. Employer Identification No.)

          201 N. Tryon St.
     Charlotte, North Carolina                       28202
(Address of principal executive offices)          (Zip Code)

                                 Not Applicable
   (Former name, former address and fiscal year ended, if changed since last report)

Registrant's telephone number, including area code: (704) 379-9164
                                                   ---------------

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

Indicate the number of each of the issuer's classes of common stock as of the latest practicable date 508,844 Beneficial Unit Certificates outstanding as of March 31, 1998

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

         The Registrant's principal investment objectives are to own, hold, operate, lease, sell, and otherwise deal in commercial real estate properties (the "Properties") which offer the potential for (1) preservation and protection of capital invested in the Registrant, (2) cash distributions from operations of the Properties, (3) long term appreciation in value of the Properties, and (4) protection for investors against inflation. As of December 31, 1997, the offering proceeds and cash flow from operations have been used to: (i) acquire and maintain Southwest Plaza in Roanoke, Virginia; Lincoln Center in Lincolnton, North Carolina; Sangaree Plaza in Berkeley County, South Carolina; Rosewood Shopping Center in Columbia, South Carolina; and West Ridge Plaza in Bristol, Tennessee; (ii) make distributions to investors; and (iii) invest in short-term investments.

         It is intended that the Registrant be self-liquidating and accordingly, the net proceeds of any sale of any Property will be distributed to the beneficial unit certificate holders.

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

         The General Partners or their affiliates currently serve as a general partner in over 12 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners now contemplate the acquisition of any additional properties due to all public funds being fully invested. However, it is likely that the General Partners or their affiliates will sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         The General Partners intend to devote only such time to the business of the Registrant as in their judgment is reasonably required. The General Partners are engaged in other similar activities which also require their time and attention.

         As of December 31, 1997, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners performed services for the Registrant during such time.

         On April 1, 1998, the Registrant sold three of its five properties. The pro-forma results are shown in Exhibit 99.1 and discussed in greater detail below.

ITEM 2  -      PROPERTIES

         (a)   Southwest Plaza

         Southwest Plaza Shopping Center is an 88,308 square-foot shopping center situated on approximately 7.58 acres of land in Roanoke, Virginia. Southwest Plaza is anchored by a 30,450 square-foot Harris-Teeter Supermarket and a 10,678 square-foot Revco drug store. In addition, a 3,250 square-foot Firestone Tire Center and Car Maintenance Shop is located on a 0.487 acre tract of land separate from the Southwest Plaza Shopping Center but also owned by the Registrant. As of March 19, 1998, the center was 99% leased and 65% occupied. Three leases totaling 5,600 square feet will expire by December 31, 1998.

         The original $3,700,000 loan from Prudential Insurance Company of America, secured by the center, had a five year-term, an interest rate of 9.75% and expired on September 15, 1993. An extension of the Southwest Loan was then granted by the lender for a period of 36 months from April 15, 1994. As of March 19, 1998, the Registrant had entered into a forebearance agreement extending the loan until June 15, 1998. Terms include monthly principal and interest payments of $39,631 at an interest rate of 10.0%. The balance of the mortgage at December 31, 1997 was $3,041,814. The Registrant previously executed and delivered to the lender an agreement cross-collateralizing and cross-defaulting the Southwest Plaza and Lincoln Center loans.

         This property was sold to Edens & Avant Properties Limited Partnership on April 1, 1998. The aggregate purchase price was $5,688,227. The proceeds from the sale were used to repay the loan from Prudential which had an outstanding balance of $2,990,062, including accrued interest, and pay for various closing costs and adjustments. The balance of the net proceeds, approximately $2.55 million will be distributed to the beneficial unit certificate holders. The Contract of Sale is attached in Exhibit 99.

         (b)      Lincoln Center

         Lincoln Center, located in Lincolnton, North Carolina, is a 275,470 square-foot shopping center completed in March of 1989. The center includes a 64,500 square-foot Belk Department Store and a 132,200 square-foot Wal-Mart Discount Store, neither of which are owned by the Registrant. Belk originally occupied a 44,544 square foot space which was expanded in 1997. The remaining 78,770 square feet owned by the Registrant is anchored by a 33,302 square-foot Bi-Lo Supermarket, an 8,450 square-foot Revco Drug Store, and a 6,000 square-foot Cato clothing store. As of March 19, 1998, occupancy at the Registrant's portion of the center was 100%. There are four leases representing 5,840 square feet scheduled to terminate before December 31, 1998.

         The original $3,000,000 loan from the Prudential Insurance Company of America, secured by the center, expired April 15, 1994. The Registrant was granted a 36 month extension of the loan until April 15, 1997. As of March 19, 1997, the Registrant had entered into a forebearance agreement extending the loan until June 15, 1998. Terms include monthly principal and interest payments of $32,248.30 at an interest rate of 10.0%. The balance of the mortgage at December 31, 1997 was $2,475,417.95. The Registrant previously executed and delivered to the lender an agreement cross-collateralizing and cross-defaulting the Southwest Plaza and Lincoln Center loans.

         This property was sold to Edens & Avant Properties Limited Partnership on April 1, 1998. The aggregate purchase price was $5,748,155. The proceeds from the sale were used to repay the loan from Prudential which had an outstanding balance of $2,421,117, including accrued interest, and pay for various closing costs and adjustments. The balance of the net proceeds, approximately $3.2 million will be distributed to the beneficial unit certificate holders. The Contract of Sale is attached in Exhibit 99.

         (c)  Sangaree Plaza

         Sangaree Plaza, a 58,948 square-foot shopping center located in Berkeley County, South Carolina, is anchored by a 37,369 square-foot Bi-Lo Supermarket and an 8,450 square-foot Revco Drug Store. The remaining spaces are leased to local and regional tenants. The property was 97% leased as of March 19, 1998. There is one lease of 2,000 square feet expiring prior to December 31, 1998.

         Sangaree Plaza was acquired subject to a permanent mortgage loan from Southern Farm Bureau Life Insurance Company with an original principal balance of $1,750,000. A new loan which added $1,200,000 to the loan balance was granted in conjunction with the Bi-Lo expansion and closed May 11, 1993. Loan terms are a 9 1/8% interest rate, 25 year amortization and a five year term. The balance of the mortgage at December 31, 1997, was $2,684,523. The loan matures on June 30, 1998.

         This property was sold to Edens & Avant Properties Limited Partnership on April 1, 1998. The aggregate purchase price was $4,413,618. The proceeds from the sale were used to repay the loan from Southern Farm which had an outstanding balance of $2,694,926, including accrued interest, and pay for various closing costs and adjustments. The balance of the net proceeds, approximately $1.6 million will be distributed to the beneficial unit certificate holders. The Contract of Sale is attached in Exhibit 99.

         (d)  Rosewood Shopping Center

         Rosewood Shopping Center, a 55,087 square-foot shopping center located in Columbia, South Carolina, is anchored by three major tenants: Dollar General (subleasing from Rite Aid), Advance Auto, and First Citizen's Bank and Trust Company. The anchor tenants occupy a total of 14,600 square feet, or 25% of the net leasable area. Rite Aid vacated its space in 1996 and moved to a free-standing location, however, they have remained current on their lease payments and are obligated to do so until November 10, 2000. As of March 19, 1998, the center was 89% occupied. Two leases representing 5,400 square feet will expire by December 31, 1998.

         Rosewood is owned subject to a mortgage loan originally obtained from the Independent Life and Accident Insurance Company. The loan bears interest at an annual rate of 9 7/8% and has a term of 27 years. The note is being repaid in equal monthly payments of principal and interest of $13,499 amortized over the remaining term of the loan ending October, 2016. The balance of the mortgage at December 31, 1997, was $1,379,966.

         (e)  West Ridge Plaza

         West Ridge, a 140,985 square-foot shopping center situated on 14.372 acres of land in Bristol, Tennessee, is anchored by Wal-Mart, Food Lion, and Revco, which occupy 79,900 square feet, 27,885 square feet, and 10,500 square feet, respectively. In the aggregate, these tenants occupy 118,285 square feet or 83.9% of the center's net leasable space. As of March 19, 1998, the center was 98% leased and occupied. No leases are scheduled to expire prior to December 31, 1998.

         West Ridge Plaza was purchased subject to revenue bonds and was refinanced in 1990. On January 5, 1990, the Registrant combined the net proceeds of a $4,500,000 loan received from Provident National Assurance Company ("Provident") with Offering proceeds and deposited $5,750,650 in cash and government securities with the Trustee of the Bonds, thereby causing the Bonds to be deemed paid. Provident received a first lien Deed of Trust encumbering West Ridge Plaza in consideration of making said loan. The Provident loan bears interest at 9.6% per annum and had a term of five years which expired January 1, 1995. The lender granted three one-year forbearance periods , the latest of which expired January 1, 1998. The Registrant and the lender are negotiating a further extension. The lender has continued to accept the normal monthly payment of principal and interest in the amount of $38,658. The General Partners are optimistic that the lender will extend the maturity of the note. The balance of the mortgage at December 31, 1997, was $4,248,130.

         The Registrant received an offer for the purchase of this property on March 31, 1998. The offer states a price of $4.5 million. If this Buyer were to purchase the property, the proceeds would be used to retire the loan formerly held by Provident, which had a balance of approximately $4.24 million as of March 31, 1998. Any proceeds remaining after closing costs and adjustments would be available for distribution to the beneficial unit certificate holders.

ITEM 3  -      LEGAL PROCEEDINGS

         The Registrant has commenced an action seeking declaratory judgement for breach of contract against SunWest Properties Inc., and Republic Title of Texas, Inc. Registrant and SunWest were parties to a Real Estate Purchase Agreement dated July 11, 1997. The Registrant contends that SunWest breached this agreement and is seeking damages therefrom.

ITEM 4  -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5  -      MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED SECURITIES
               HOLDER MATTERS

         Transfer of the Registrant's Beneficial Unit Certificates ("BUCs") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the BUCs and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of BUCs since the effective date of the Offering. As of March 19, 1998, 638 investors were record owners of 508,844 BUCs.

         During the year ended December 31, 1997, the Registrant made four distributions totaling $256,934 to investors, representing a portion of net cash flow generated from operations during the fiscal year ended December 31, 1997.

         For the year ended December 31, 1996, the Registrant made four distributions totaling $259,702 to investors, representing a portion of net cash flow generated from operations during the fiscal year ended December 31, 1996.

         During the year ended December 31, 1995, the Registrant made distributions totaling $228,976 to investors, representing a portion of net cash flow generated from operations during the fiscal year ended December 31, 1995.

ITEM 6  -      SELECTED FINANCIAL DATA (AUDITED)

                                   Year            Year            Year            Year            Year
                                  Ended           Ended           Ended           Ended           Ended
                                  Dec 31          Dec 31          Dec 31          Dec 31          Dec 31
                                   1997            1996            1995            1994            1993
                                   ----            ----            ----            ----            ----
Operating Revenues                $3,153,040      $3,149,348      $3,192,868      $2,995,059      $2,845,961

Net Income (Loss)                  (888,979)         134,508         306,231          25,986        (260,715)

Net Inc (Loss)/BUC                    (1.73)            0.25            0.57            0.05           (0.51)

Total Assets                      19,310,738      20,573,937      20,969,999      21,203,555      21,752,837

Long-Term Debt                    13,829,851      14,250,705      14,649,738      15,016,682      15,333,111

Partners' Equity                   4,381,222       5,527,135       5,652,329       5,575,074       5,752,625

Distributions per BUC            $      0.50     $      0.51      $     0.45     $      0.40     $      0.40



ITEM 7  -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Registrant generated $1,028,397 of cash flow from operations during the year ended December 31, 1997. Cash payments during the year ended December 31, 1997, for interest on the Registrant's outstanding long-term debt amounted to $1,344,911. In addition, $420,854 of principal payments were made on loans.

         As of December 31, 1997, the Registrant held cash and cash equivalents of $283,889. In addition, $122,066 was held in restricted cash accounts related to tenant deposits and property tax escrows.

         As previously mentioned, the Registrant entered into a Contract of Sale on February 25, 1998 for the sale of Southwest Plaza, Lincoln Center and Sangaree Plaza. The sale closed on April 1, 1988 at the contract price. A portion of the sale proceeds were used to retire the outstanding indebtedness encumbering each property and pay for certain closing costs. The remainder of the proceeds will be reserved for operational needs and distributed to the BUC holders. The distribution is scheduled to be sent to the BUC holders on April 15, 1998 and totals $14.50 per BUC. The Contract of Sale is attached as Exhibit 99.

         The Registrant continues to market the remaining real estate assets for sale. The Registrant believes, based upon the response from potential buyers that it will be successful in selling the assets and retiring the debt secured by those assets by December 31, 1998.

Results of Operations.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1997, TO THE FISCAL YEAR ENDED DECEMBER 31, 1996

         The Partnership reported a net loss of $888,979 for the year ended December 31, 1997, as compared to net income of $134,508 for the year ended December 31, 1996.

         Rental and reimbursement income for the year ended December 31, 1997, increased to $3,131,418 for the year ended December 31, 1997, from $3,099,739 for the year ended December 31, 1996, an increase of 1%. The increase is attributable to contractual rental increases within the exisiting tenant base and the continued strong occupancy at the properties.

         Interest expense decreased slightly from $1,344,491 for the year ended December 31, 1996, to $1,340,972 for the year ended December 31, 1997. This decrease was due to a greater amount of principal being amortized with each monthly payment on all five mortgage notes. The decrease was partially offset by the higher interest rate on the Lincoln and Southwest loans.

         Other operating expenses increased $116,652, or 13% to $985,395 for the year ended December 31, 1997. The increase resulted from higher expenses at Rosewood for common area maintenance and repairs, higher legal and accounting costs as well as adjustments made during the audit for the treatment of certain operating costs.

         Write-down of rental property increased to $1,700,000 for the year ended December 31, 1997, from $773,000 for the year ended December 31, 1996. This write-down was due to the current marketing of the Partnership's properties for sale and the General Partner's opinion that the net sale prices for Rosewood Shopping Center and West Ridge Plaza will be less than their respective net book values. Under Statement of Financial Accounting Standards No. 121, this adjustment is shown as an operating expense.

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

Inflation

         The Registrant's business is impacted by inflation in several ways. Inflation permits possible increases in rental rates generally to reflect the impact of higher operating and replacement costs. Continued inflation should increase the value of the Registrant's real property over a period of time as rental revenues and replacement costs continue to increase. The various debt instruments used in the acquisition of certain of the Registrant's properties are fixed-rate, with maturities ranging from less than 1 to 15 years. Therefore, inflation will not affect the Registrant's financing activities until such time as a refinancing may be desired or is required.

ITEM 8  -      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report.

ITEM 9  -      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

         During the year ended December 31, 1997, the Registrant made no changes in accountants and had no disagreements with accountants on accounting and financial disclosure.

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

         The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR and as to the general partners of Chadsford is as follows:

         Name                               Information about Directors and Executive Officers
         ----                               --------------------------------------------------
J. Christopher Boone                        Director and President of ISCR.  He is 39 years old.

Edward C. Ruff                              Director of ISCR.  He is 58 years old.

Michael D. Hearn                            Director and Secretary of ISCR.  He is 45 years old.

Robert B. McGuire                           Treasurer of ISCR.  He is 50 years old.

Lew F. Semones, Jr.                         Director of ISCR.  He is 39 years old.

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

         Edward C. Ruff is Executive Managing Director and Chief Financial Officer of I/JL. He also serves as a member of the Board of Directors and Management Committee of I/JL. Mr. Ruff has been with I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting. He is a director of ISCR.

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

         Lew F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of I/JL. He is also a director of I/JL. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as a director of ISCR in September, 1997.

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

         During the fiscal year ended December 31, 1997, the Registrant paid no compensation to the executive officers, directors or partners, respectively, of the General Partners. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to the General Partners and certain affiliates of the General Partners for the year ending December 31, 1997.

ITEM 12  -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 19, 1998, no person known to the Registrant has beneficial ownership of more than five percent of the BUCs.

         The following individual directors and officers of ISCR and the partners of Chadsford owned, on March 19, 1998, the following number of BUCs of the Registrant.

                                              Number of BUCs                     Percent of
                                              and Nature of                         Units
Name                                      Beneficial Ownership(1)               Subscribed for
----                                      ----------------------                --------------
J. Christopher Boone                                413                           Less than 1%

Edward C. Ruff                                        0                                     0%

Michael D. Hearn                                      0                                     0%

Robert B. McGuire                                     0                                     0%

All Directors and
Executive Officers of

---------------------------
(1) All BUCs owned directly with sole voting control unless otherwise indicated.

ISCR as a Group                                     413                           Less than 1%

Lat W. Purser, III                                    0                                     0%



ITEM 13  -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the operational stage, ISCR will be entitled to receive a partnership monitoring fee in an amount equal to 3% of the annual Gross Revenues from the Properties, as defined in the Limited Partnership Agreement, for monitoring the operations of the Registrant and the Property Manager, on behalf of the Investors and for serving as liaison between the Registrant and the Investors. The partnership monitoring fee shall be payable in quarterly installments; provided, however, up to 50% of said fee may be subordinated on a non cumulative basis to the Annual Priority Return to the Investors, as defined in the Limited Partnership Agreement. Any portion of said fee which is subordinated will bear interest at the Prime Rate plus 1% per annum until paid. During the year ended December 31, 1997, ISCR earned partnership monitoring fees of $146,688.

         During the operational stage, LPA will be entitled to a property management fee in an amount equal to 4% of the monthly Gross Revenues, as defined in the Limited Partnership Agreement, for supervising the continued management and operation of the Properties. LPA received $126,789 during 1997 as payment of such fees relating to services performed at Southwest Plaza, Lincoln Center, Sangaree Plaza, Rosewood Shopping Center, and West Ridge Plaza. In addition, LPA, or its affiliate, will receive a leasing commission of 4% (or 2% on renewals) of the gross lease value of each lease signed at Southwest Plaza, Lincoln Center, Sangaree Plaza, Rosewood Shopping Center, and West Ridge Plaza. Leasing commissions of $17,996 were paid to LPA during the year ended December 31, 1997, for leases signed or renewed during the same period at Southwest Plaza, Sangaree Plaza, Westridge Plaza, Lincoln Center and Rosewood Shopping Center.


                                    PART IV

ITEM 14  -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

               3. Exhibits.

                     27.  Financial Data Schedule (for SEC use only)
                     99.  Contract of Sale
                     99.1 Pro-Forma Balance Sheet and Statement of Operations

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

                                        ATLANTIC INCOME PROPERTIES
                                        A NORTH CAROLINA LIMITED PARTNERSHIP

                                        BY:  ISC REALTY CORPORATION
                                             GENERAL PARTNER




                                        BY:  /S/ J. CHRISTOPHER BOONE
                                             ------------------------
                                             J. CHRISTOPHER BOONE
                                             PRESIDENT

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

            Signature                   Title                              Date
            ---------                   -----                              ----

/S/ J. Christopher Boone
-----------------------------
J. Christopher Boone              Director and
                                  President of
                                  ISC Realty
                                  Corporation



/S/ Edward C. Ruff
------------------------------
Edward C. Ruff                    Director of
                                  ISC Realty
                                  Corporation


/S/ Michael D. Hearn
-----------------------------
Michael D. Hearn                  Director and
                                  Secretary of
                                  ISC Realty
                                  Corporation



/S/ Lew F. Semones, Jr.
-----------------------------
Lew F. Semones, Jr.               Director of
                                  ISC Realty
                                  Corporation

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                            (A Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]

Pages
-----
Report of Independent Public Accountants                                               F-1

Financial Statements:

  Balance sheets at December 31,
     1997 and 1996                                                                     F-3

  Statements of operations for the years ended
     December 31, 1997, 1996, and 1995                                                 F-4

  Statements of partners' equity (deficit) for the
     years ended December 31, 1997, 1996, and 1995                                     F-5

  Statements of cash flows for the years
     ended December 31, 1997, 1996, and 1995                                           F-6

  Notes to financial statements                                                 F-7 - F-14

Financial Statement Schedules:

Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 1997                                             F-15





All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


          FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997, 1996 AND 1995
             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Atlantic Income Properties Limited Partnership:

We have audited the accompanying balance sheets of Atlantic Income Properties Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Income Properties Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 1, 2 and 3, the general partner began efforts in 1995 to sell the rental properties comprising the Partnership. On April 1, 1998, the Partnership consummated the sale of three of the properties comprising the Partnership. Also, as discussed in Note 3, the Partnership is in default on the mortgage note secured by West Ridge Plaza, giving the lender the right to seek remedies of default such as taking title to the rental property or commencing foreclosure proceedings against the Partnership.

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


                                                          ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
   February 27, 1998, (except
   for Note 2 and Note 3, as to
   which the date is April 1, 1998)

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                  BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996



                                       ASSETS                                              1997            1996
                                       ------                                            -----------     -----------
RENTAL PROPERTIES HELD FOR SALE (Notes 1, 2 and 3)                                       $18,592,477     $19,884,154
CASH AND CASH EQUIVALENTS                                                                    283,889         266,603
RESTRICTED CASH                                                                              122,066          94,699
RENTS RECEIVABLE AND OTHER ASSETS                                                            308,641         309,164
DEFERRED LOAN COSTS, net                                                                       3,665          19,317
                                                                                         -----------     -----------
                                                                                         $19,310,738     $20,573,937
                                                                                         ===========     ===========

                          LIABILITIES AND PARTNERS' EQUITY
                          --------------------------------

MORTGAGE NOTES PAYABLE (Note 3)                                                          $13,829,851     $14,250,705
DUE TO GENERAL PARTNER (Note 6)                                                              445,243         493,576
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        521,036         247,436
LINE OF CREDIT (Note 4)                                                                       75,000               0
TENANTS' SECURITY DEPOSITS                                                                    58,386          55,085
                 Total liabilities                                                       -----------     -----------
                                                                                          14,929,516      15,046,802
                                                                                         -----------     -----------

PARTNERS' EQUITY:
    General partners                                                                           3,179          12,069
    Limited partners                                                                       4,378,043       5,515,066
                                                                                         -----------     -----------
                 Total partners' equity                                                    4,381,222       5,527,135
                                                                                         -----------     -----------
                                                                                         $19,310,738     $20,573,937
                                                                                         ===========     ===========



                 The accompanying notes to financial statements are an integral part of these balance sheets.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                               1997           1996           1995
                                                                            ----------    ----------     ----------
REVENUE:
    Rental income and tenant reimbursements                                 $3,131,418    $3,099,739     $3,147,608
    Interest and other income                                                   21,622        49,609         45,260
                 Total revenue                                              ----------    ----------     ----------
                                                                             3,153,040     3,149,348      3,192,868
                                                                            ----------    ----------     ----------

EXPENSES:
    Interest                                                                 1,340,972     1,344,491      1,348,940
    Depreciation and amortization (Note 1)                                      15,652        28,606        712,442
    Other operating expenses                                                   985,395       868,743        825,255
    Write-down of rental properties (Note 2)                                 1,700,000       773,000              0
                 Total expenses                                             ----------    ----------     ----------
                                                                             4,042,019     3,014,840      2,886,637
NET INCOME (LOSS)                                                           ==========    ==========     ==========
                                                                            $ (888,979)   $  134,508     $  306,231
                                                                            ==========    ==========     ==========
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                             $   (8,890)   $    6,725     $   15,312
                                                                            ==========    ==========     ==========
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                             $ (880,089)   $  127,783     $  290,919
                                                                            ==========    ==========     ==========
NET INCOME (LOSS) PER BENEFICIAL UNIT CERTIFICATE (Note 1)                  $    (1.73)   $      .25     $      .57
                                                                            ==========    ==========     ==========



                The accompanying notes to financial statements
                   are an integral part of these statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995







                                                                          GENERAL       LIMITED
                                                                          PARTNERS      PARTNERS         TOTAL
                                                                         --------      ----------     ----------
BALANCE, December 31, 1994                                               $  (9,968)    $5,585,042     $5,575,074
    Net income                                                              15,312        290,919        306,231
    Cash distributions                                                           0       (228,976)      (228,976)
                                                                         ---------     ----------     ----------
BALANCE, December 31, 1995                                                   5,344      5,646,985      5,652,329
    Net income                                                               6,725        127,783        134,508
    Cash distributions                                                           0       (259,702)      (259,702)
                                                                         ---------     ----------     ----------
BALANCE, December 31, 1996                                                  12,069      5,515,066      5,527,135
    Net loss                                                                (8,890)      (880,089)      (888,979)
    Cash distributions                                                           0       (256,934)      (256,934)
                                                                         ---------     ----------     ----------
BALANCE, December 31, 1997                                               $   3,179     $4,378,043     $4,381,222
                                                                         =========     ==========     ==========









                The accompanying notes to financial statements
                   are an integral part of these statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                     1997           1996         1995
                                                                                  --------       ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $(888,979)     $ 134,508     $306,231
 Adjustments to reconcile net income to net cash provided
 by operating activities-
    Depreciation                                                                          0              0      692,831
    Amortization                                                                     15,652         28,606       19,611
    Write-down of rental property                                                 1,700,000        773,000            0
    Changes in operating assets and liabilities:
      (Increase) decrease in rents receivable and other
         assets                                                                         523        (12,647)    (132,263)
      (Increase) decrease in restricted cash                                        (27,367)        39,533      (36,457)
      Increase in amount due to general partner                                      79,302         47,462       46,457
      Increase in accounts payable, accrued expenses
         and tenants' security deposits                                             149,266         80,703       22,389
                                                                                  ---------      ---------     --------
         Net cash provided by operating activities                                1,028,397      1,091,165      918,799
                                                                                  ---------      ---------     --------
CASH FLOWS USED IN INVESTING ACTIVITIES - Building improvements                    (408,323)      (649,712)    (142,732)
                                                                                  ---------      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to limited partners                                              (256,934)      (259,702)    (228,976)
    Net borrowings under line of credit                                              75,000              0            0
    Principal payments on mortgage notes payable                                   (420,854)      (399,033)    (366,944)
                                                                                  ---------      ---------     --------
                 Net cash used in financing activities                             (602,788)      (658,735)    (595,920)
                                                                                  ---------      ---------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     17,286       (217,282)     180,147
CASH AND CASH EQUIVALENTS, beginning of year                                        266,603        483,885      303,738
                                                                                  ---------      ---------     --------
CASH AND CASH EQUIVALENTS, end of year                                            $ 283,889      $ 266,603     $483,885
                                                                                  =========      =========     ========




                The accompanying notes to financial statements
                   are an integral part of these statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995




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

Under the terms of the partnership agreement, net loss of the Partnership is allocated 99% to the limited partners and 1% to the general partners. Net income of the Partnership is allocated 95% to the limited partners and 5% to the general partners provided, however, that allocations and distributions to the general partners are subordinated to a portion of a property management fee payable to a general partner, as well as allocations and distributions to the limited partners until the limited partners have received allocations and distributions equal to a 9% cumulative noncompounded return on each limited partner's capital. No distributions were made to the general partners during 1997, 1996 or 1995.

During 1995, the general partner began efforts to sell the rental properties comprising the Partnership (see Note 2). Upon the sale, refinance or disposition of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

Restricted cash represents tenants' security deposits and funds restricted by the general partner in the amount of $63,680 in 1997 and $39,614 in 1996 for future property tax assessments and insurance.

RENTAL PROPERTIES


During 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations with respect to long-lived assets held and used. Long-lived assets held for sale continue to be recorded at the lower of carrying amount or fair value less estimated cost to sell.

Rental properties are recorded at the lower of carrying amount or fair value less estimated costs to sell. Accordingly, the Partnership has recorded provisions to write-down the recorded amounts for Rosewood Shopping Center and West Ridge Plaza by $1,700,000 and $773,000, in 1997 and 1996, respectively, to approximate the properties' fair market value less estimated cost to sell, as estimated by the general partner.

Prior to 1996, depreciation on buildings and building improvements was computed for financial statement purposes using the straight-line method over the estimated useful life of 31.5 years. Effective January 1, 1996, depreciation of rental properties held for sale was discontinued in connection with the Partnership's efforts to actively pursue a sale of the properties.

DEFERRED LOAN COSTS

Deferred loan costs were incurred in connection with obtaining the mortgage loans and are amortized over the term of the loans.

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

NET INCOME PER BENEFICIAL UNIT CERTIFICATE

Net income per BUC is calculated based on the weighted average number of units outstanding during the period (508,594 in 1997, 1996 and 1995).

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value:

         Cash and Cash Equivalents, Rents Receivable and Accounts Payable - The carrying amount approximates fair value because of the short term nature of these instruments.

         Long-term Debt - In the general partner's opinion, the fair value of the Partnership's long-term debt approximates its carrying value.

NEW ACCOUNTING PRONOUNCEMENT

During 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. The adoption of the pronouncement did not have any impact on the Partnership's computation of per unit data in the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

2. RENTAL PROPERTIES HELD FOR SALE:

DESCRIPTION OF PROPERTIES

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

PLAN OF DISPOSITION

During 1995, the Partnership's limited partners approved a plan to seek a sale the Partnership's rental properties. Accordingly, the general partner has actively marketed the properties for sale during 1996 and 1997. On April 1, 1998, the Partnership consummated the sale of Southwest Plaza Shopping Center, Lincoln Center and Sangaree Plaza for a combined purchase price of $15,850,000. Net proceeds resulting from the sale, after repayment of the Partnership's outstanding indebtedness secured by the properties sold and the payment of certain closing costs, amounted to approximately $7.3 million. The Partnership expects to record a gain on the sale of the properties of approximately $2.3 million.

The Partnership continues to pursue the sale of Rosewood Shopping Center and West Ridge Plaza.

See Note 3 for further discussion regarding the status of the Partnership's mortgage notes payable secured by the rental properties.

3.  MORTGAGE NOTES PAYABLE:

Mortgage notes payable consist of the following:

                                                                                          1997           1996
                                                                                       ----------      ----------
          MORTGAGE LOANS - NOT CURRENTLY DUE:
            Mortgage note payable, bearing interest at 9.125%, with a term of five years, due in June 1998. The note is payable in monthly payments of principal and interest of $24,162 based on a
                 25-year amortization. The note is secured by a deed of trust
                 on Sangaree Plaza and by the assignment of leases and rents           $2,684,523      $2,727,352

            Mortgage note payable, bearing interest at 9.875%, due in 2016.
                 The loan is payable in monthly payments of principal and
                 interest of $13,499. This note is secured by a deed of trust on Rosewood Shopping Center and by the assignment of leases
                 and rents                                                              1,379,966       1,404,354
                                                                                       ----------      ----------
                 Total mortgage loans not currently due                                 4,064,489       4,131,706

          MORTGAGE LOANS - CURRENTLY DUE:
            Mortgage note payable which originally matured in April 1997. The note is secured by a deed of trust on Southwest Plaza Shopping
                 Center and by an agreement cross-collateralizing and
                 cross-defaulting the Southwest Plaza Shopping Center and
                 Lincoln Center loans. See below for discussion of significant
                 terms and conditions.                                                  3,041,814       3,206,993

            Mortgage note payable which originally matured in April 1997. The note is secured by a deed of trust on Lincoln Center and by an agreement cross-collateralizing and cross-defaulting the
                 Lincoln Center and Southwest Plaza Shopping Center loans. See
                 below for discussion of significant terms and conditions.              2,475,418       2,610,589

            Mortgage note payable, bearing interest at 9.6%, which originally matured in 1995. The note is secured by a deed of trust on
                 West Ridge Plaza and by the assignment of leases and rents.
                 See below for discussion of significant terms and conditions.          4,248,130       4,301,417
                                                                                      -----------     -----------
                 Total mortgage loans payable                                         $13,829,851     $14,250,705
                                                                                      ===========     ===========

MORTGAGE LOANS PAST MATURITY

Southwest Plaza and Lincoln Center

The Partnership's mortgage loans secured by Southwest Plaza and Lincoln Center matured in April 1997. Since this date, the Partnership has been operating under forbearance agreements with the lender whereby the lender has agreed to forbear exercising any remedies for default through June 15, 1998. Under the terms of the forbearance agreements, the interest rate on the loans was increased from 8.4% to 10% and the monthly principal and interest payments were increased from a combined $66,000 to a combined $71,879. In addition, deferral interest accrues at 3.4% on the outstanding principal balances of the two loans, the payment of which will be waived by the lender upon repayment of the mortgage loans in full on or prior to June 15, 1998. As of December 31, 1997, deferral interest of $127,635 has been accrued by the lender under this provision of the forbearance agreements; however, no such interest has been recorded by the Partnership as of December 31, 1997, due to management's opinion that it would be successful in repaying or otherwise refinancing the outstanding loan balances on or before June 15, 1998.

As discussed in Note 2, consummated the sale of Southwest Plaza, Lincoln Center and Sangaree Plaza subsequent to year-end for a total purchase price of $15,850,000. Proceeds from the sale were used to repay all outstanding indebtedness on the mortgage loans secured by these properties.

West Ridge Plaza

The Partnership's mortgage loan secured by West Ridge Plaza matured in 1995. Pursuant to certain modification agreements and other arrangements, payment of the outstanding indebtedness due under the mortgage was extended to January 1, 1998, during which time the Partnership has continued to make regular monthly payments of principal and interest of $38,658. The Partnership is currently negotiating terms of a new forbearance agreement to extend the forbearance period.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the ordinary course of business. The general partner intends to continue to pursue a sale of West Ridge Plaza. If, however, the Partnership is unsuccessful in consummating a sale of the property or otherwise is unable to repay the outstanding indebtedness secured by West Ridge Plaza, the lender may seek remedies of default as provided for under the loan agreement, such as taking title to the property or commencing foreclosure proceedings against the Partnership. As such, the carrying value of the West Ridge Plaza rental property has been reduced to approximate the carrying amount of the indebtedness secured by the rental property at December 31, 1997.

Maturities of the Partnership's mortgage loans that are not currently past maturity are as follows:


                                     1998                          $2,711,121
                                     1999                              29,346
                                     2000                              32,379
                                     2001                              35,725
                                     2002                              39,417
                                     Thereafter                     1,216,501
                                                                   ==========
                                                                   $4,064,489
                                                                   ==========

Cash paid for interest in 1997, 1996 and 1995 amounted to $1,344,911, $1,346,749 and $1,343,190, respectively.

4.  LINE OF CREDIT:

During 1997, the Partnership entered into a nonrevolving line of credit with a bank providing borrowings up to $250,000 to finance capital improvements to the Partnership's rental properties. Outstanding borrowings accrued interest at the bank's prime rate plus 1% (9.5% at December 31, 1997), payable monthly. Maximum borrowings under this facility during 1997 were $75,000. The line of credit matured on December 31, 1997, and the outstanding balance of $75,000 was repaid subsequent to year-end.

5.  LEASES:

The Partnership's rental properties are leased to tenants for terms ranging from month-to-month to 17 years. The leases are accounted for as operating leases. Minimum future rentals on noncancellable leases are as follows:

                                     1998                            $  2,536,968
                                     1999                               2,253,934
                                     2000                               1,873,424
                                     2001                               1,614,370
                                     2002                               1,481,128
                                     Thereafter                         8,651,204
                                                                     ============
                                                                     $ 18,411,028
                                                                     ============

6.  RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAXABLE INCOME
    (LOSS):


A reconciliation of financial statement net income (loss) and taxable income
(loss) allocated to the limited partners follows:


                                                                                 1997                   1996                 1995
                                                                             -----------            -----------          -----------
Financial statement net income                                               $  (489,979)           $   134,508          $   306,231
    Add (deduct)-
       Write-down of rental property                                           1,300,000                773,000                    0
       Depreciation and amortization deducted
           for income tax purposes
                                                                                (663,375)              (653,822)              24,680
       Accrued property taxes                                                          0                (10,155)              10,155
       Bad debts and other not deducted for tax
                                                                                   5,962                  5,752                    0
                                                                             -----------            -----------          -----------
          Taxable income                                                     $   153,608            $   249,283          $   341,066
                                                                             ===========            ===========          ===========


7.  RELATED-PARTY TRANSACTIONS:

The Partnership incurs certain costs and expenses related to services provided by its general partners and their affiliates. These costs and expenses were as follows for the years ended December 31, 1997, 1996 and 1995:


                                                                                    1997                 1996                 1995
                                                                                  --------             --------             --------
               Property management fees                                           $126,789             $127,762             $128,672
               Partnership monitoring fees                                         146,688               91,450               89,886
               Leasing commissions                                                  17,996               74,661               35,127
                                                                                  ========             ========             ========

As specified in the partnership agreement, a general partner earns a partnership management fee equal to 3% of the annual gross revenue of the Partnership. Payment of 50% of this fee to the general partner is subordinate to certain limited partner distributions. Any earned but unpaid partnership management fees accrue interest at the rate of prime plus 1% and will be paid to the general partner upon satisfaction of certain conditions contained in the partnership agreement. At December 31, 1997 and 1996, the Partnership had accrued $479,635 and $493,576 respectively, in earned but unpaid partnership management fees and interest. These amounts are presented as due to general partner on the accompanying balance sheets.

                                                                    SCHEDULE III


                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

            COLUMN A                  COLUMN B                COLUMN C                        COLUMN D
--------------------------------    ------------    ---------------------------     ----------------------------
                                                                                           COST CAPITALIZED
                                                          INITIAL COST TO                   SUBSEQUENT TO
                                                            PARTNERSHIP                      ACQUISITION
                                                    ---------------------------     ----------------------------
                                                                  BUILDINGS AND                         CARRYING
        DESCRIPTION                 ENCUMBRANCES       LAND        IMPROVEMENTS     IMPROVEMENTS, NET    COSTS
--------------------------------    ------------    ----------    -------------     -----------------   --------
Southwest Plaza Shopping
   Center, Roanoke, Virginia        $ 3,041,814     $1,533,000     $ 4,020,881         $   897,130        $0
Lincoln Center, Lincolnton,
   North Carolina                     2,475,418        467,870       4,726,612              90,539         0
Sangaree Plaza, Berkley County,
   South Carolina                     2,684,523        398,171       1,979,690           1,396,389         0
Rosewood Shopping Center,
   Columbia, South Carolina           1,379,966        675,000       1,576,814            (539,571)        0
West Ridge Plaza, Bristol,
   Tennessee                          4,248,130      1,685,000       4,934,575          (1,304,691)        0
                                    -----------     ----------     -----------         -----------        --
Total                               $13,829,851     $4,759,041     $17,238,572         $   539,796        $0
                                    ===========     ==========     ===========         ===========        ==


                                               COLUMN E                       COLUMN F       COLUMN G    COLUMN H       COLUMN I
                                  ---------------------------------------   ------------   ------------  --------   ----------------
                                            GROSS AMOUNT AT                                                           LIFE ON WHICH
                                     WHICH CARRIED AT CLOSE OF PERIOD                                                  DEPRECIATION
                                  ---------------------------------------                                               IN LATEST
                                               BUILDING AND                 ACCUMULATED      DATE OF        DATE    INCOME STATEMENT
                                     LAND      IMPROVEMENTS     TOTAL       DEPRECIATION   CONSTRUCTION  ACQUIRED     IS COMPUTED
                                  -----------  ------------  ------------   ------------   ------------  --------   ----------------
Southwest Plaza Shopping
   Center, Roanoke, Virginia      $1,533,000   $ 4,918,011   $ 6,451,011    $  993,383      1990/1988      1988        Note 1
Lincoln Center, Lincolnton,
   North Carolina                    467,870     4,817,151     5,285,021     1,020,187        1989         1989        Note 1
Sangaree Plaza, Berkley County,
   South Carolina                    398,171     3,376,079     3,774,250       542,131        1981         1989        Note 1
Rosewood Shopping Center,
   Columbia, South Carolina          616,000     1,096,243     1,712,243       383,469        1954         1989        Note 1
West Ridge Plaza, Bristol,
   Tennessee                       1,122,000     4,192,884     5,314,884     1,005,762        1984         1989        Note 1
                                  ----------   -----------   -----------    ----------
Total                             $4,137,041   $18,400,368   $22,537,409    $3,944,932
                                  ==========   ===========   ===========    ==========

Reconciliation of activity from December 31, 1994, through December 31, 1997:


Balance, December 31, 1994                    $  4,759,041      $ 19,069,792      $ 23,828,833      $ 3,271,292
   Acquisitions                                          0           142,732           142,732                0
   Depreciation                                          0                 0                 0          622,831
                                              ------------      ------------      ------------      -----------
Balance, December 31, 1995                       4,759,041        19,212,524        23,971,565        3,964,123
   Acquisitions                                          0           649,712           649,712                0
   Disposals                                             0           (19,191)          (19,191)         (19,191)
   Write-down of rental property (Note 1)         (192,000)         (581,000)         (773,000)               0
                                              ------------      ------------      ------------      -----------
Balance, December 31, 1996                       4,567,041        19,262,045        23,829,086        3,944,932
   Acquisitions                                          0           408,323           408,323                0
   Write-down of rental property (Note 1)         (430,000)       (1,270,000)       (1,700,000)               0
                                              ------------      ------------      ------------      -----------
Balance, December 31, 1997                    $  4,137,041      $ 18,400,368      $ 22,537,409      $ 3,944,932
                                              ============      ============      ============      ===========

Aggregate cost for federal income tax purposes is $22,937,409 at December 31, 1997.