Form 10-Q
period 1998-03-31
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-05-14
CIK 831612

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (704) 379-9164
               Registrant's telephone number, including area code:

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

     508,594 Beneficial Unit Certificates outstanding as of April 30, 1998.

                     Page 1 of 9 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                  March 31,
                                                                    1998            December 31,
                                                                 (unaudited)            1997
                                                                ------------       ------------
ASSETS

    Cash and cash equivalents                                   $    264,380       $    283,889
    Restricted cash and cash equivalents                             158,509            122,066
    Receivables, net of allowance                                    276,087            277,789

    Rental property:
       Land                                                        4,237,041          4,237,041
       Buildings and Improvements                                 18,780,836         18,780,836
                                                                ------------       ------------
                                                                  23,017,877         23,017,877
       Less accumulated depreciation                              (3,975,388)        (3,975,388)
                                                                ------------       ------------
                                                                  19,042,489         19,042,489
       Deferred loan costs, net of accumulated
         amortization of $89,206 and $206,849 at March 31,
         1998 and December 31, 1997, respectively                      8,665              3,665
                                                                ------------       ------------

                                                                $ 19,750,130       $ 19,729,898
                                                                ============       ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Long-term debt                                              $ 13,718,062       $ 13,829,851
    Line-of-credit                                                         0             75,000
    Accounts payable and accrued expenses                            430,420            362,820
    Due to general partners and affiliates                           572,878            572,878
    Tenants' security deposits                                        55,888             58,387
                                                                ------------       ------------
                                                                  14,777,248         14,898,936
    Partners' equity (deficit):
       General partners                                                5,227              3,179
       Limited Partners beneficial unit certificates,
       authorized 1,000,000 units, issued and outstanding
       508,594 and 508,594 units at March 31, 1998, and
       December 31, 1997, respectively                             4,967,655          4,827,783
                                                                ------------       ------------
                                                                   4,972,882          4,830,962
                                                                ------------       ------------
                                                                $ 19,750,130       $ 19,729,898
                                                                ============       ============

    The accompanying notes are an integral part of the financial statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                Three Months  Three Months
                                                   Ended          Ended
                                                 March 31,      March 31,
                                                    1998          1997
                                                ------------  ------------

Revenue:
  Rental Income                                 $807,329      $741,127
  Interest and other income                        9,128         5,438
                                                --------      --------
                                                 816,457       746,565
Expenses:
  Interest                                       334,231       319,358
  Depreciation and amortization                        0         7,033
  Other operating expenses                       277,403       229,243
                                                --------      --------
                                                 611,634       555,634
                                                --------      --------
     NET INCOME                                  204,823       190,931
                                                ========      ========


Net income per Beneficial Unit Certificate      $   0.40      $   0.38
                                                ========      ========
Beneficial Unit Certificates
  Outstanding--weighted average                  508,594       508,594
                                                ========      ========

    The accompanying notes are an integral part of the financial statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)


                                           General       Limited
                                           Partners      Partners            Total
                                           --------     -----------       -----------


Partners' equity at December 31, 1996      $12,069      $ 5,515,066       $ 5,527,135

Net loss for the three months ended
   March 31, 1997                          $ 9,547      $   181,384       $   190,931
Distributions to partners                        0          (66,106)          (66,106)
                                           -------      -----------       -----------

PARTNERS' EQUITY AT MARCH 31, 1997         $ 9,547      $   115,278       $   124,825
                                           =======      ===========       ===========



Partners' equity at December 31, 1997      $ 3,179      $ 4,827,783       $ 4,830,962

Net income for the three months ended
   March 31, 1998                          $ 2,048      $   202,775       $   204,823
Distributions to partners                        0          (62,903)          (62,903)
                                           -------      -----------       -----------

PARTNERS' EQUITY AT MARCH 31, 1998         $ 5,227      $ 4,967,655       $ 4,972,882
                                           =======      ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                Three Months    Three Months
                                                                   Ended           Ended
                                                                 March 31,       March 31,
                                                                    1998            1997
                                                                ------------    ------------

OPERATING ACTIVITIES

Net income                                                      $ 204,823       $ 190,931
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                           0           7,033
Decrease in rents receivable, net                                   1,702          66,963
Decrease in amounts due to General Partners and Affiliates              0          (9,001)
Increase in accounts payable and accrued expenses                  67,599          55,423
Increase (Decrease) in tenant's security deposits                  (2,499)          3,156
Increase in other assets                                                0         (48,269)
                                                                ---------       ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                     271,625         266,236
                                                                ---------       ---------

INVESTING ACTIVITIES
Increase in building improvements                                       0        (242,999)
                                                                ---------       ---------
    NET CASH USED BY INVESTING ACTIVITIES                               0        (242,999)
                                                                ---------       ---------

FINANCING ACTIVITIES
Increase in deferred building and loan costs                       (5,000)        (41,923)
Mortgage principal reduction                                     (111,788)       (106,818)
Line-of-credit                                                    (75,000)              0
Distributions to Limited Partners                                 (62,903)        (66,106)
Increase in restricted cash and cash equivalents                  (36,443)        (42,479)
                                                                ---------       ---------
    NET CASH USED BY FINANCING ACTIVITIES                        (291,134)       (257,326)
                                                                ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                             (19,509)       (234,089)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  283,889         266,603
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 264,380       $  32,514
                                                                =========       =========


    The accompanying notes are an integral part of the financial statements.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

RENTAL PROPERTY

The Partnership completed the acquisition of the final property in September 1989 and currently owns two properties consisting of: Rosewood Shopping Center, Columbia, South Carolina; and West Ridge Plaza, Bristol, Tennessee. Three properties owned by the Partnership, Southwest Plaza, Lincoln Center, and Sangaree Plaza, were sold to Edens & Avant Properties Limited Partnership on April 1, 1998. For additional information, please refer to the Registrant's Form 10-K for the year ended December 31, 1997 filed on April 15, 1998. On April 24, 1998, the Registrant entered into a Purchase and Sale Agreement for the disposition of Rosewood. The purchaser has a limited time period in which to conduct its due diligence investigation of the property. It is uncertain at this point whether or not they will complete the purchase of the property.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

            ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

The Registrant paid a distribution on April 15, 1998 of $14.50 per BUC representing the proceeds from the sale of the assets as previously discussed. The Registrant does not intend to make additional distributions until the disposition of the remaining properties. It is anticipated that both of the remaining properties will be disposed of in 1998.

As of March 31, 1998, the Registrant had cash and cash equivalents of $264,380. The Registrant also held restricted cash and cash equivalents of $158,509 which includes property tax escrows and tenant security deposits at March 31, 1998. The Registrant is holding these cash reserves for operations and other necessary capital improvements.

RESULTS OF OPERATIONS.

The Partnership recorded net income for the three months ended March 31, 1998, of $204,823 as compared to net income of $190,931 in 1997. The change is due to the following factors:

Rental income increased approximately $66,200 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. This increase was primarily due to scheduled rent increases as well as continued high occupancy levels at the properties.

Operating expenses for the three months ended March 31, 1998, increased 21% to $277,403. The increase was largely a result of a $50,000 lease commission paid in connection with the sale of the Partnership's assets as previously discussed.

Interest expense increased from $319,358 for the three months March 31, 1997, to $334,231 for the three months ended March 31, 1998, due to higher interest rates on the Lincoln and Southwest mortgages.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

        The Registrant has commenced an action seeking declaratory judgement for breach of contract against SunWest Properties, Inc. and Republic Title of Texas, Inc. The Registrant and SunWest were parties to a Real Estate Purchase Agreement dated July 11, 1997. The Registrant contends that SunWest breached this agreement and is seeking damages therefrom. The lawsuit is in the discovery stage.


ITEM 2 - CHANGES IN SECURITIES

        None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5 - OTHER INFORMATION

        The Registrant has entered into negotiations to extend the maturity of the mortgage loan on West Ridge Plaza. The loan originally matured on January 1, 1995, and was extended under three one year forbearance agreements to January 1, 1998. At the time of this report, substantial discussions have occurred but no resolution has been finalized.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits

                EX-27   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)  Reports on Form 8-K

                No reports on Form 8-K were required to be filed during the three months ended March 31, 1998.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATLANTIC INCOME PROPERTIES
                                   LIMITED PARTNERSHIP
                                   (REGISTRANT)



                                   BY: /s/ J. CHRISTOPHER BOONE
                                       -----------------------------------------
                                       J. CHRISTOPHER BOONE
                                       ISC REALTY CORPORATION,
                                       GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                       OFFICER, PRINCIPAL FINANCIAL OFFICER OF
                                       THE REGISTRANT


DATE:      MAY 11, 1998
      -----------------------