Form 10-Q
period 1998-06-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-08-14
CIK 831612

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                              IJL Financial Center
                                 P. O. Box 1012
                      Charlotte, North Carolina 28201-1012
                         (Address of executive offices)
                                   (Zip Code)

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

                             Yes [X]     No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 508,594 Beneficial Unit Certificates outstanding as of August 13, 1998.

                     Page 1 of 9 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                                     June 30,
                                                                       1998               December 31,
                                                                    (unaudited)               1997
                                                                   ------------          ------------

ASSETS
    Cash and cash equivalents                                      $    392,022          $    283,889
    Restricted cash and cash equivalents                                148,791               122,066
    Receivables, net of allowance                                       245,531               308,641

    Rental property:
        Land                                                          1,738,000             4,137,041
        Buildings and Improvements                                    5,289,127            18,400,368
                                                                   ------------          ------------
                                                                      7,027,127            22,537,409
        Less accumulated depreciation                                (1,389,231)           (3,944,932)
                                                                   ------------          ------------
                                                                      5,637,896            18,592,477
        Deferred loan costs, net of accumulated
          amortization of $0 and $206,849 at June 30,
          1998, and December 31, 1997,respectively                            0                 3,665
                                                                   ------------          ------------
                                                                   $  6,424,240          $ 19,310,738
                                                                   ============          ============

LIABILITIES AND PARTNERS' EQUITY
    Long-term debt                                                 $  5,585,508          $ 13,829,851
    Short-term borrowings                                                     0                75,000
    Accounts payable and accrued expenses                               386,135               521,036
    Due to general partners and affiliates                              572,878               445,243
    Tenants' security deposits                                           11,037                58,386
                                                                   ------------          ------------
                                                                      6,555,558            14,929,516
    Partners' equity (deficit):
        General partners                                                 31,836                 3,179
        Limited Partners beneficial unit certificates,
        authorized 1,000,000 units, issued and outstanding
        508,594 and 508,594 units at June 30, 1997, and
        December 31, 1996, respectively                                (163,154)            4,378,043
                                                                   ------------          ------------
                                                                       (131,318)            4,381,222
                                                                   ------------          ------------
                                                                   $  6,424,240          $ 19,310,738
                                                                   ============          ============

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Operations (unaudited)


                                            Three Months       Three Months       Six Months          Six Months
                                               Ended              Ended             Ended               Ended
                                              June 30,           June 30,          June 30,            June 30,
                                               1998               1997               1998               1997
                                            ----------         ----------         ----------         ----------

Revenue:
  Rental Income                             $  247,892         $  758,160         $1,055,221         $1,499,287
  Interest and other income                     17,871              4,763             27,520             10,201
                                            ----------         ----------         ----------         ----------
                                               265,763            762,923          1,082,741          1,509,488
Expenses:
  Interest                                     135,650            340,968            469,882            660,326
  Depreciation and amortization                      0            182,960                  0            367,946
  Other operating expenses                     103,846            196,992            378,175            426,235
                                            ----------         ----------         ----------         ----------
                                               239,496            720,920            848,057          1,454,507

    Operating Income (Loss)                 $   26,267         $   42,003         $  234,684         $   54,981

Gain from sale of rental properties          2,631,014                  0          2,631,014                  0
                                            ----------         ----------         ----------         ----------

     NET INCOME (LOSS)                      $2,657,281         $   42,003         $2,865,698         $   54,981
                                            ==========         ==========         ==========         ==========

Net income (loss) per Beneficial
  Unit Certificate                          $     5.17         $     0.08         $     5.58         $     0.11
                                            ==========         ==========         ==========         ==========

Beneficial Unit Certificates
  Outstanding--weighted average                508,594            508,594            508,594            508,594
                                            ==========         ==========         ==========         ==========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   Statements of Partners' Equity (unaudited)
                For the Six Months Ended June 30, 1998, and 1997


                                              General            Limited
                                              Partners           Partners               Total
                                              --------           --------               -----

Partners' equity at December 31, 1996         $  5,344          $ 5,646,985          $ 5,652,329

Net income for the six months ended
   June 30, 1997                                  (208)             (20,555)         ($   20,763)
Distributions to partners                            0             (132,491)         ($  132,491)
                                              --------          -----------          -----------

PARTNERS' EQUITY AT
  JUNE 30, 1997                               $  5,136          $ 5,493,939          $ 5,499,075
                                              ========          ===========          ===========




Partners' equity at December 31, 1997         $  3,179          $ 4,378,043          $ 4,381,222

Net income for the six months ended
   June 30, 1998                                28,657            2,837,041          $ 2,865,698
Distributions to partners                            0           (7,378,238)          (7,378,238)
                                              --------          -----------          -----------

PARTNERS' EQUITY (DEFICIT) AT
  JUNE 30, 1998                               $ 31,836          ($  163,154)         ($  131,318)
                                              ========          ===========          ===========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Cash Flows (unaudited)

                                                                                 Six Month           Six Months
                                                                                   Ended                Ended
                                                                                  June 30,             June 30,
                                                                                    1998                1997
                                                                                ------------          ---------

OPERATING ACTIVITIES
  Net income                                                                    $  2,865,698          $  54,981
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Gain on sale of rental property                                                 (2,631,014)                 0
  (Increase) Decrease in depreciation and amortization                                     0            367,946
  (Increase) Decrease in rents receivable, net                                        63,110            110,494
  Increase (Decrease) in amounts due to General Partners and Affiliates              127,635            (12,471)
  Increase (Decrease) in accounts payable and accrued expenses                      (182,250)           105,981
  (Increase) Decrease in restricted cash and cash equivalents                        (26,725)          (107,286)
  (Increase) Decrease in other assets                                                      0            (40,540)
                                                                                ------------          ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                        216,454            479,105
                                                                                ------------          ---------

INVESTING ACTIVITIES
  Improvements to rental properties                                                        0           (348,114)
  Cash proceeds from sale of rental properties                                    15,585,595
                                                                                ------------          ---------
    NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES                           15,585,595           (348,114)
                                                                                ------------          ---------

FINANCING ACTIVITIES
  Decrease (Increase) in deferred building and loan costs                              3,665            (50,845)
  Mortgage principal reduction                                                    (8,244,343)          (209,146)
  Proceeds from (payments to) short-term borrowings                                  (75,000)           150,000
  Distributions to limited partners                                               (7,378,238)          (129,712)
                                                                                ------------          ---------
    NET CASH USED BY FINANCING ACTIVITIES                                        (15,693,916)          (239,703)
                                                                                ------------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     108,133           (108,712)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     283,889            266,603
                                                                                ------------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    392,022          $ 157,891
                                                                                ============          =========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

RENTAL PROPERTY

The Partnership completed the acquisition of the final property in September 1989. As of June 30, 1998, the Registrant owned two properties consisting of:
Rosewood Shopping Center, Columbia, South Carolina; and West Ridge Plaza, Bristol, Tennessee. Three properties owned by the Partnership, Southwest Plaza, Lincoln Center, and Sangaree Plaza, were sold to Edens & Avant Properties Limited Partnership on April 1, 1998. For additional information, please refer to the Registrant's Form 10-K for the year ended December 31, 1997 filed on April 15, 1998. On April 19, 1998, the Registrant entered into a Purchase and Sale Agreement for the disposition of Rosewood. The property closed on July 16, 1998, at a price of $1,800,000. Proceeds from the sale total approximately $315,000.

West Ridge Plaza was foreclosed on by the lender on July 28, 1998. The Registrant chose not to contest the foreclosure because the fair market value of the property was below the mortgage balance. Previous attempts to sell the property resulted in no buyers willing to purchase the property for an amount in excess of the mortgage balance.


                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

            Item 2.-Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

Liquidity and Capital Resources.

The Registrant paid a distribution on April 15, 1998 of $14.50 per BUC representing the proceeds from the sale of the assets as previously discussed. The Registrant does not intend to make additional distributions until the completion of the sales of the remaining properties. It is anticipated that both of the remaining properties will be sold in 1998.

As of June 30, 1998, the Registrant had cash and cash equivalents of $392,022. The Registrant also held restricted cash and cash equivalents of $148,791 which includes property tax escrows and tenant security deposits at June 30, 1998. The Registrant is holding these cash reserves for operations and other necessary capital improvements.

Results of Operations.

The Partnership recorded net income for the six months ended June 30, 1998, of $2,865,698 as compared to net income of $54,981 in 1997. The change is due to the following factors:

Rental income decreased approximately $444,066 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. This decrease was primarily due to the loss of income from properties that were sold.

Operating expenses for the six months ended June 30, 1998, decreased to $848,057 from $1,454,507 in the six months ended June 30, 1997. The decrease results from the sale of the properties.

Interest expense decreased from $660,326 for the six months June 30, 1997, to $469,882 for the six months ended June 30, 1998, due to retirement of the debt on properties sold.

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

         SunWest lawsuit was settled for $41,000 with proceeds to the Partnership.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         Having disposed of all the properties originally owned, the Registrant, plans to make a final distribution to the limited partners of all remaining cash after settling all outstanding liabilities within the next 60 to 90 days. The partnership will be dissolved at that time.

Item 6 - Exhibits and Reports on Form 8-K.

           (a)        Exhibits

                      EX-27      FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)        Reports on Form 8-K

                      No reports on Form 8-K were required to be filed during the six months ended June 30, 1998.

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


DATE: August 13, 1998