Form 10-Q/A
period 1998-06-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-09-23
CIK 831612

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
                                 Balance Sheets

                                                                    June 30,
                                                                      1998               December 31,
                                                                   (unaudited)               1997
                                                                   ------------          ------------

ASSETS
    Cash and cash equivalents                                      $    413,246          $    283,889
    Restricted cash and cash equivalents                                 48,769               122,066
    Receivables, net of allowance                                       196,573               308,641

    Rental property:
        Land                                                          1,738,000             4,137,041
        Buildings and Improvements                                    5,289,127            18,400,368
                                                                   ------------          ------------
                                                                      7,027,127            22,537,409
        Less accumulated depreciation                                (1,389,231)           (3,944,932)
                                                                   ------------          ------------
                                                                      5,637,896            18,592,477
        Deferred loan costs, net of accumulated
          amortization of $0 and $206,849 at June 30,
          1998, and December 31, 1997,respectively                        1,167                 3,665
                                                                   ------------          ------------
                                                                   $  6,297,651          $ 19,310,738
                                                                   ============          ============

LIABILITIES AND PARTNERS' EQUITY
    Long-term debt                                                 $  5,585,508          $ 13,829,851
    Short-term borrowings                                                     0                75,000
    Accounts payable and accrued expenses                               392,664               445,243
    Due to general partners and affiliates                              521,037               521,036
    Tenants' security deposits                                           11,037                58,386
                                                                   ------------          ------------
                                                                      6,510,246            14,929,516
    Partners' equity (deficit):
        General partners                                                 31,652                 3,179
        Limited Partners beneficial unit certificates,
        authorized 1,000,000 units, issued and outstanding
        508,594 and 508,594 units at June 30, 1998, and
        December 31, 1997, respectively                                (244,247)            4,378,043
                                                                   ------------          ------------
                                                                       (212,595)            4,381,222
                                                                   ------------          ------------
                                                                   $  6,297,651          $ 19,310,738
                                                                   ============          ============

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED
                      Statements of Operations (unaudited)


                                          Three Months       Three Months        Six Months          Six Months
                                              Ended              Ended              Ended               Ended
                                             June 30,           June 30,           June 30,           June 30,
                                               1998               1997               1998               1997
                                            ----------         ----------         ----------         ----------
Revenue:
  Rental Income                             $  247,892         $  758,160         $1,055,221         $1,499,287
  Interest and other income                     17,872              4,763             27,520             10,201
                                            ----------         ----------         ----------         ----------
                                               265,764            762,923          1,082,741          1,509,488
Expenses:
  Interest                                     135,650            340,968            469,882            660,326
  Depreciation and amortization                      0              4,144                  0             11,176
  Other operating expenses                      84,250            196,992            378,026            426,235
                                            ----------         ----------         ----------         ----------
                                               219,900            542,104            847,908          1,097,737

    Operating Income                        $   45,864         $  220,819         $  234,833         $  411,751

Gain from sale of rental properties          2,612,492                  0          2,612,492                  0
                                            ----------         ----------         ----------         ----------

     NET INCOME                             $2,658,356         $  220,819         $2,847,325         $  411,751
                                            ==========         ==========         ==========         ==========

Net income per Beneficial
  Unit Certificate                          $     5.17         $     0.43         $     5.54         $     0.80
                                            ==========         ==========         ==========         ==========

Beneficial Unit Certificates
  Outstanding--weighted average                508,594            508,594            508,594            508,594
                                            ==========         ==========         ==========         ==========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED
                   Statements of Partners' Equity (unaudited)
                For the Six Months Ended June 30, 1998, and 1997


                                              General          Limited
                                             Partners          Partners               Total
                                             --------         -----------          -----------

Partners' equity at December 31, 1996         $12,069         $ 5,515,066          $ 5,527,135

Net income for the six months ended
   June 30, 1997                               20,588             391,163          $   411,751
Distributions to partners                           0            (129,712)         ($  129,712)
                                              -------         -----------          -----------

PARTNERS' EQUITY AT
  JUNE 30, 1997                               $32,657         $ 5,776,517          $ 5,809,174
                                              =======         ===========          ===========




Partners' equity at December 31, 1997         $ 3,179         $ 4,378,043          $ 4,381,222

Net income for the six months ended
   June 30, 1998                               28,473           2,818,852          $ 2,847,325
Distributions to partners                           0          (7,441,142)          (7,441,142)
                                              -------         -----------          -----------

PARTNERS' EQUITY (DEFICIT) AT
  JUNE 30, 1998                               $31,652         ($  244,247)         ($  212,595)
                                              =======         ===========          ===========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
                                     AMENDED
                      Statements of Cash Flows (unaudited)

                                                                                    Six Months           Six Months
                                                                                       Ended                Ended
                                                                                      June 30,             June 30,
                                                                                        1998                 1997
                                                                                    ------------          ---------

OPERATING ACTIVITIES
  Net income                                                                        $  2,847,325          $ 411,751
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Gain on sale of rental property                                                     (2,612,492)                 0
  (Increase) Decrease in depreciation and amortization                                         0             11,176
  (Increase) Decrease in rents receivable, net                                           112,068            110,494
  Increase (Decrease) in amounts due to General Partners and Affiliates                        1            (12,471)
  Increase (Decrease) in accounts payable and accrued expenses                           (52,579)           105,981
  (Increase) Decrease in restricted cash and cash equivalents                             73,297           (107,286)
  Decrease in Tennant Security Deposits                                                  (47,349)
  (Increase) Decrease in other assets                                                     (1,167)           (40,540)
                                                                                    ------------          ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                            319,104            479,105
                                                                                    ------------          ---------

INVESTING ACTIVITIES
  Improvements to rental properties                                                            0           (348,114)
  Cash proceeds from sale of rental properties                                        15,567,073
                                                                                    ------------          ---------
    NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES                               15,567,073           (348,114)
                                                                                    ------------          ---------

FINANCING ACTIVITIES
  Decrease (Increase) in deferred building and loan costs                                  3,665            (50,845)
  Mortgage principal reduction                                                        (8,244,343)          (209,146)
  Proceeds from (payments to) short-term borrowings                                      (75,000)           150,000
  Distributions to limited partners                                                   (7,441,142)          (129,712)
                                                                                    ------------          ---------
    NET CASH USED BY FINANCING ACTIVITIES                                            (15,756,820)          (239,703)
                                                                                    ------------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         129,357           (108,712)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         283,889            266,603
                                                                                    ------------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    413,246          $ 157,891
                                                                                    ============          =========

    The accompanying notes are an integral part of the financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

As of June 30, 1998, the Registrant had cash and cash equivalents of $413,246. The Registrant also held restricted cash and cash equivalents of $48,769 which includes property tax escrows and tenant security deposits at June 30, 1998. The Registrant is holding these cash reserves for operations and other necessary capital improvements.

Results of Operations.

The Partnership recorded net income for the six months ended June 30, 1998, of $2,847,325 as compared to net income of $41,751 in 1997. The change is due to the following factors:

Rental income decreased approximately $444,066 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. This decrease was primarily due to the loss of income from properties that were sold.

Operating expenses for the six months ended June 30, 1998, decreased to $847,908 from $1,097,737 in the six months ended June 30, 1997. The decrease results from the sale of the properties.

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

                              ATLANTIC INCOME PROPERTIES
                              LIMITED PARTNERSHIP
                              (Registrant)



                              BY: /s/J. Christopher Boone
                                  J. Christopher Boone
                                  ISC Realty Corporation,
                                  General Partner and Principal Executive
                                  Officer, Principal Financial Officer of the
                                  Registrant


DATE: September 22, 1998 (Amended)