Form 10-Q
period 1998-09-30
ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-12-10
CIK 831612

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                              IJL Financial Center
                               201 N. Tryon Street
                                 P. O. Box 1012
                      Charlotte, North Carolina 28201-1012
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

508,844 Beneficial Unit Certificates outstanding as of November 8, 1997.

                    Page 1 of 10 sequentially numbered pages

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                                 Balance Sheets

                                                          September 30,
                                                               1998          December 31,
                                                           (unaudited)           1997
                                                          -------------      ------------
ASSETS
   Cash and cash equivalents                              $    857,752       $    283,889
   Restricted cash and cash equivalents                              0            122,066
   Receivables, net of allowance                                75,043            308,641

Rental property:
    Land                                                             0          4,137,041
    Buildings and Improvements                                       0         18,400,368
                                                          ------------       ------------
                                                                     0         22,537,409
Less accumulated depreciation                                        0         (3,944,932)
                                                          ------------       ------------
                                                                     0         18,592,477


   Other Assets                                                      0              3,665
                                                          ------------       ------------
                                                          $    932,795       $ 19,310,738
                                                          ============       ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT):
   Long-term debt                                         $          0       $ 13,829,851
   Short-term borrowings                                             0             75,000
   Accounts payable and accrued expenses                        27,379            445,243
   Distributions Payable                                       875,212                  0
   Due to general partners and affiliates                            0            521,036
   Tenants' security deposits                                        0             58,386
                                                          ------------       ------------
                                                               902,591         14,929,516
Partners' equity (deficit):
General partners                                                42,831              3,179
Limited Partners beneficial unit certificates,
authorized 1,000,000 units, issued and outstanding
508,844 and 508,844 units at September 30, 1997, and
December 31, 1996, respectively                                (12,627)         4,378,043
                                                          ------------       ------------
                                                                30,204          4,381,222
                                                          ------------       ------------
                                                          $    932,795       $ 19,310,738
                                                          ============       ============

        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Operations (unaudited)


                                              Three Months    Three Months    Nine Months     Nine Months
                                                 Ended           Ended           Ended           Ended
                                             September 30,   September 30,   September 30,   September 30,
                                                  1998            1997           1998             1997
                                             -------------   -------------   -------------   -------------
Revenue:
  Rental Income                              $  131,307      $  752,949      $1,196,155      $2,252,236
  Interest and other income                       3,820           5,254          21,713          15,455
                                             ----------      ----------      ----------      ----------
                                                135,126         758,203       1,217,868       2,267,691
Expenses:
  Interest expense                               33,215         340,982         503,097       1,001,308
  Depreciation and amortization                       0           2,241               0          13,417
  Other operating expenses                       66,968         190,080         443,994         616,315
                                             ----------      ----------      ----------      ----------
                                                100,183         533,303         947,091       1,631,040
                                             ----------      ----------      ----------      ----------

Operating income                             $   34,943      $  224,900      $  270,777      $  636,651

Gain from sale of rental properties             608,024               0       3,220,516               0
                                             ----------      ----------      ----------      ----------

Net income before extraordinary
  gain on debt forgiveness                      642,967         224,900       3,491,293         636,651
                                             ----------      ----------      ----------      ----------

Extraordinary gain from debt forgiveness        474,044               0         474,044               0
                                             ----------      ----------      ----------      ----------


     NET INCOME (LOSS)                       $1,117,011      $  224,900      $3,965,337      $  636,651
                                             ==========      ==========      ==========      ==========


Net income (loss)  per Beneficial
  Unit Certificate                           $     2.17      $     0.44      $     7.72      $     1.24
                                             ==========      ==========      ==========      ==========
Beneficial Unit Certificates
  Outstanding--weighted average                 508,594         508,594         508,594         508,594
                                             ==========      ==========      ==========      ==========

        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                   Statements of Partners' Equity (unaudited)
              For the Nine Months Ended September 30, 1998 and 1997


                                                             General       Limited
                                                             Partners      Partners            Total
                                                             --------     -----------       -----------

Partners' equity at December 31, 1996                        $12,069      $ 5,515,066       $ 5,527,135

Net income for the Nine Months ended September 30, 1997        6,367          630,284           636,651
Distributions to partners                                          0         (193,328)         (193,328)
                                                             -------      -----------       -----------

Partners' equity at September 30, 1997                       $18,436      $ 5,952,022       $ 5,970,458
                                                             =======      ===========       ===========




Partners' equity at December 31, 1997                        $ 3,179      $ 4,378,043       $ 4,381,222

Net income for the Nine Months ended September 30, 1998       39,652        3,925,684         3,965,337
Distributions to partners                                          0       (8,316,354)       (8,316,354)
                                                             -------      -----------       -----------

Partners' equity at September 30, 1998                       $42,831      ($   12,627)      $    30,205
                                                             =======      ===========       ===========

        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                      Statements of Cash Flows (unaudited)

                                                                   Nine Months        Nine Months
                                                                      Ended              Ended
                                                                  September 30,      September 30,
                                                                       1998               1997
                                                                  -------------      -------------

OPERATING ACTIVITIES
Net income (loss)                                                 $  3,965,337       $ 636,651

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Gain on sale of rental property                                     (3,220,516)              0
Depreciation and Amortization                                                0          13,417
Decrease in rents receivable, net                                      233,598         128,380
Decrease in amounts due to General Partners and Affiliates            (521,036)        (13,941)
(Decrease) Increase in accounts payable and accrued expenses          (417,863)        179,924
(Decrease) Increase in tenant security deposits payable                (58,386)              0
Decrease (Increase)  in restricted cash and cash equivalents           122,066        (193,348)
Decrease (Increase) in other assets                                          0         (39,645)
                                                                  ------------       ---------

    NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                103,200         711,438

INVESTING ACTIVITIES
Improvements to rental properties                                            0        (391,628)
Cash proceeds from sale of rental properties                        17,621,128               0
                                                                  ------------       ---------
    NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES             17,621,128        (391,628)

FINANCING ACTIVITIES
Decrease (Increase) in deferred loan costs, net                          3,665         (37,429)
Mortgage principal reduction                                        (9,637,988)       (239,618)
Proceeds from (payments to) short-term borrowings                      (75,000)              0
Increase in distributions payable                                      875,212               0
Distributions to Limited Partners                                   (8,316,354)       (193,328)
                                                                  ------------       ---------
    NET CASH USED BY FINANCING ACTIVITIES                          (17,150,465)       (470,375)
                                                                  ------------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       573,863        (150,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       283,889         266,603
                                                                  ------------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    857,752       $ 116,038
                                                                  ============       =========

Supplementary information to Cash Flow Statement:
Non-cash item transaction
Assets transferred to mortgagor in lieu of payment                  (4,191,863)              0

        See the attached notes to the consolidated financial statements

                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

The Partnership completed the acquisition of the final property in September, 1989, and previously owned five properties consisting of: Southwest Plaza, Roanoke, Virginia; Lincoln Center, Lincolnton, North Carolina; Sangaree Plaza, Berkeley County, South Carolina; Rosewood Shopping Center, Columbia, South Carolina; and West Ridge Plaza, Bristol, Tennessee.

As of September 30, 1998, the Registrant no longer owned any properties and all assets had been sold, with the exception of West Ridge Plaza which was foreclosed on. Three properties owned by the Partnership, Southwest Plaza, Lincoln Center, and Sangaree Plaza, were sold to Edens & Avant Properties Limited Partnership on April 1, 1998. For additional information, please refer to the Registrant's Form 10-K for the year ended December 31, 1997 filed on April 15, 1998. On April 19, 1998, the Registrant entered into a Purchase and Sale Agreement for the disposition of Rosewood. The property closed on July 16, 1998, at a price of $1,800,000. Proceeds from the sale total approximately $315,000. West Ridge Plaza was foreclosed on by the lender on July 28, 1998. The Registrant chose not to contest the foreclosure because the fair market value of the property was below the mortgage balance. Previous attempts to sell the property resulted in no buyers willing to purchase the property for an amount in excess of the mortgage balance.

Having disposed of all properties in its portfolio, the Partnership was liquidated on September 30, 1998. At the time of the filing of this report, all cash on hand has been distributed to the Partners.

3.  RELATED PARTY TRANSACTIONS

The Partnership incurs certain costs and expenses related to services provided by its general partners and their affiliates. These costs and expenses are as follows for the nine months ended September 30, 1998, and 1997:

                                            1998                       1997
                                            ----                       ----
Property/asset management fees            $ 18,384                   $134,295
Leasing and selling commissions           $ 66,455                   $ 13,151


                 ATLANTIC INCOME PROPERTIES LIMITED PARTNERSHIP

            Item 2.-Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

Liquidity and Capital Resources.

The Registrant paid a distribution on April 15, 1998 of $14.50 per BUC representing the proceeds from the sale of the assets as previously discussed. The Registrant made the final distribution of $1.72 per BUC on November 26, 1998. The Partnership has distributed all cash on hand and will be terminated after the final audit is completed.

As of September 30, 1998, the Registrant had $857,752 in cash and cash equivalents. Cash of approximately $41,332 will be retained to pay for the final audit and other outstanding payables for the fiscal year.

Results of Operations.

The Partnership reported net income for the nine months ended September 30, 1998 of $3,965,337 as compared to a net income in the same period of 1997 of $636,651. The increase is due to the following:

Rental revenue was $1,196,155 for the nine months ended September 30, 1998, compared to $2,252,236 for the nine months ended September 30, 1997. The decrease is attributable to the disposition, in July, of the remaining two properties.

Interest and other income increased from $15,455 for the nine months ended September 30, 1997, to $21,713 for the same period in 1998. The increase reflects interest earned on higher cash reserves which cash reserves were held until the West Ridge foreclosure was finalized.

Depreciation and amortization expense decreased from $13,417 in 1997 to $0 for the nine month period in 1998 in accordance with the accounting policy to discontinue depreciating assets held for sale.

Other operating expenses decreased from $616,315 for the nine months ended September 30, 1997 to $443,994 for the same period in 1998. The decrease results from the sale and disposition of the properties.

Interest expense increased from $1,001,308 for the nine month period in 1997 to $503,097 due to the retirement of debt on Rosewood and West Ridge properties.

Gain from the sale of rental properties was $3,220,516 and income from debt forgiveness from the general partner fees previously accrued but not paid was $474,044.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

        SunWest lawsuit was settled for $40,124 with proceeds to the Partnership being received on November 16, 1998. This amount was included in the total proceeds payable to the investors on November 26, 1998.

Item 2 - Changes in Securities

        None.

Item 3 - Defaults Upon Senior Securities

        None.

Item 4 - Submissions of Matters to a Vote of Security Holders

        There were no matters submitted for vote during the quarter covered by this report.

Item 5 - Other Information

         Having disposed of all the properties originally owned, the Registrant made a final distribution to the limited partners of all remaining cash after settling all outstanding liabilities. The partnership will be dissolved as of September 30, 1998.


Item 6 - Exhibits and Reports on Form 8-K.

       (a) Exhibits.

             EX-27        FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

       (b) Reports on Form 8-K

                 Form 8-K was not filed in conjunction with the disposition of the remaining two properties owned by the Registrant. The partnership is being dissolved as of September 30, 1998, and there will be no continuing operations. All information relating to the disposition of these properties and the dissolution of the partnership is included herein.

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

                                         ATLANTIC INCOME PROPERTIES
                                         LIMITED PARTNERSHIP

                                            By:   ISC Realty Corporation,
                                                  General Partner and
                                                  Principal Financial Officer
                                                  of the Registrant




Date: December 9, 1998                      By: /s/ J. Christopher Boone
      ----------------                          --------------------------
                                                  J. Christopher Boone,
                                                  President